Form 10-Q
period 2017-09-30
Extraction Oil & Gas, Inc.
filed 2017-11-07
CIK 1655020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

The total number of shares of common stock, par value $0.01 per share, outstanding as of November 3, 2017 was 172,047,061.

EXTRACTION OIL & GAS, INC.

GLOSSARY OF OIL AND GAS TERMS

Unless indicated otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q (“Quarterly Report”) to the "Company," “Extraction,” "us," "we," "our," or "ours" or like terms refer to Extraction Oil & Gas, Inc. following the completion of our initial public offering on October 17, 2016, as described in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”). When used in the historical context, the "Company," "Holdings,” "us," "we," "our" and "ours" or like terms refer to Extraction Oil & Gas Holdings, LLC and its subsidiaries. Holdings is our accounting predecessor, for which we present the consolidated financial statements for the three and nine months ended September 30, 2016 in this Quarterly Report.

The terms defined in this section are used throughout this Quarterly Report:

“Bbl” means one stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

“Bbl/d” means Bbl per day.

“Btu” means one British thermal unit – a measure of the amount of energy required to raise the temperature of a one-pound mass of water one degree Fahrenheit at sea level.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$114,139	$588,736
Accounts receivable
Trade	52,638	23,154
Oil, natural gas and NGL sales	70,425	34,066
Inventory and prepaid expenses	13,262	7,722
Commodity derivative asset	986	—
Total Current Assets	251,450	653,678
Property and Equipment (successful efforts method), at cost:
Proved oil and gas properties	2,683,062	1,851,052
Unproved oil and gas properties	639,867	452,577
Wells in progress	130,668	98,747
Less: accumulated depletion, depreciation and amortization	(610,390)	(402,912)
Net oil and gas properties	2,843,207	1,999,464
Other property and equipment, net of accumulated depreciation	26,866	32,721
Net Property and Equipment	2,870,073	2,032,185
Non-Current Assets:
Cash held in escrow	—	42,200
Goodwill and other intangible assets, net of accumulated amortization	54,966	54,489
Other non-current assets	11,611	2,224
Total Non-Current Assets	66,577	98,913
Total Assets	$3,188,100	$2,784,776
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$151,940	$131,134
Revenue payable	41,209	35,162
Production taxes payable	39,556	27,327
Commodity derivative liability	8,259	56,003
Accrued interest payable	14,068	19,621
Asset retirement obligations	4,998	5,300
Total Current Liabilities	260,030	274,547
Non-Current Liabilities:
Senior Notes, net of unamortized debt issuance costs	932,570	538,141
Production taxes payable	37,138	35,838
Commodity derivative liability	3,025	6,738
Other non-current liabilities	6,038	3,466
Asset retirement obligations	60,193	50,808
Deferred tax liability	98,470	106,026
Total Non-Current Liabilities	1,137,434	741,017
Total Liabilities	1,397,464	1,015,564
Commitments and Contingencies—Note 11
Series A Convertible Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 185,280 issued and outstanding	156,995	153,139
Stockholders' Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 171,893,157 and 171,834,605 issued and outstanding	1,718	1,718
Additional paid-in capital	2,101,103	2,067,590
Treasury stock, at cost, 165,385 and 0 shares	(2,105)	—
Accumulated deficit	(467,075)	(453,235)
Total Stockholders' Equity	1,633,641	1,616,073
Total Liabilities and Stockholders' Equity	$3,188,100	$2,784,776
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Oil sales	$132,075	$51,760	$269,597	$135,896
Natural gas sales	24,672	12,792	63,095	27,730
NGL sales	24,114	8,350	57,574	19,773
Total Revenues	180,861	72,902	390,266	183,399
Operating Expenses:
Lease operating expenses	29,267	15,480	75,755	40,819
Production taxes	16,290	6,186	33,254	16,935
Exploration expenses	7,181	5,985	24,431	14,735
Depletion, depreciation, amortization and accretion	94,220	46,680	213,483	141,317
Impairment of long lived assets	—	467	675	23,350
Other operating expenses	—	—	451	891
Acquisition transaction expenses	—	345	68	345
General and administrative expenses	28,741	20,071	77,916	35,189
Total Operating Expenses	175,699	95,214	426,033	273,581
Operating Income (Loss)	5,162	(22,312)	(35,767)	(90,182)
Other Income (Expense):
Commodity derivatives gain (loss)	(37,875)	16,225	46,423	(62,424)
Interest expense	(15,080)	(31,216)	(33,761)	(57,914)
Other income	891	36	1,709	120
Total Other Income (Expense)	(52,064)	(14,955)	14,371	(120,218)
Loss Before Income Taxes	(46,902)	(37,267)	(21,396)	(210,400)
Income tax benefit	(17,106)	—	(7,556)	—
Net Loss	$(29,796)	$(37,267)	$(13,840)	$(210,400)
Loss Per Common Share (Note 10)
Basic and diluted	$(0.20)		$(0.15)
Weighted Average Common Shares Outstanding
Basic and diluted	171,845		171,838

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total Stockholders' Equity
Balance at January 1, 2017	171,835	$1,718	—	$—	$2,067,590	$(453,235)	$1,616,073
Common stock issuance costs	—	—	—	—	(311)	—	(311)
Stock-based compensation	—	—	—	—	46,707	—	46,707
Series A Preferred Stock dividends	—	—	—	—	(8,164)	—	(8,164)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(3,992)	—	(3,992)
Receipt of common stock from affiliate	—	—	165	(2,105)	—	—	(2,105)
Restricted stock issued, including payment of tax withholdings using withheld shares	58	—	—	—	(727)	—	(727)
Net loss	—	—	—	—	—	(13,840)	(13,840)
Balance at September 30, 2017	171,893	$1,718	165	$(2,105)	$2,101,103	$(467,075)	$1,633,641

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(13,840)	$(210,400)
Reconciliation of net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	213,483	141,317
Abandonment and impairment of unproved properties	5,684	3,331
Impairment of long lived assets	675	23,350
Loss on sale of property and equipment	451	—
Amortization of debt issuance costs and debt discount	3,181	18,330
Deferred rent	(229)	600
Commodity derivatives (gain) loss	(46,423)	62,424
Settlements on commodity derivatives	(8,893)	43,015
Premiums paid on commodity derivatives	—	(611)
Earnings in unconsolidated affiliate	(256)	—
Distributions from unconsolidated affiliate	131	—
Deferred income tax expense	(7,556)	—
Unit and stock-based compensation	46,707	14,922
Changes in current assets and liabilities:
Accounts receivable—trade	(29,099)	3,889
Accounts receivable—oil, natural gas and NGL sales	(36,359)	(8,506)
Inventory and prepaid expenses	(180)	(273)
Accounts payable and accrued liabilities	1,653	(18,242)
Revenue payable	6,047	10,228
Production taxes payable	13,520	6,219
Accrued interest payable	(5,553)	8,342
Asset retirement expenditures	(1,408)	(372)
Net cash provided by operating activities	141,736	97,563
Cash flows from investing activities:
Oil and gas property additions	(1,015,700)	(223,684)
Acquired oil and gas properties	(17,225)	(13,674)
Sale of property and equipment	5,155	2,148
Other property and equipment additions	(9,608)	(3,336)
Distributions from unconsolidated affiliate, return of capital	116	—
Cash held in escrow	42,200	(42,000)
Net cash used in investing activities	(995,062)	(280,546)
Cash flows from financing activities:
Borrowings under credit facility	250,000	60,000
Repayments under credit facility	(250,000)	(196,000)
Proceeds from the issuance of Senior Notes	394,000	550,000
Repayment of Second Lien Notes	—	(430,000)
Proceeds from the issuance of units	—	121,370
Repurchase of units	—	(2,867)
Payment of employee payroll withholding taxes	(2,832)	—
Dividends on Series A Preferred Stock	(7,680)	—
Debt issuance costs	(3,273)	(13,189)
Equity issuance costs	(1,486)	(2,051)
Net cash provided by financing activities	378,729	87,263
Decrease in cash and cash equivalents	(474,597)	(95,720)
Cash and cash equivalents at beginning of period	588,736	97,106
Cash and cash equivalents at end of the period	$114,139	$1,386
Supplemental cash flow information:
Property and equipment included in accounts payable and accrued liabilities	$130,022	$53,371
Cash paid for interest	$44,703	$30,531
Cash paid for Second Lien Notes prepayment penalty	$—	$4,300
Noncash settlement of promissory notes issued to officers	$—	$5,562
Accretion of beneficial conversion feature of Series A Preferred Stock	$3,992	$—
Non-cash contribution to unconsolidated affiliate	$8,307	$—
Increase in dividends payable	$484	$—
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

The condensed consolidated financial statements for the three and nine months ended September 30, 2016 are based on the financial statements of the Company’s accounting predecessor, Extraction Oil & Gas Holdings, LLC, prior to the corporate reorganization (the “Corporate Reorganization”), pursuant to which, in connection with the initial public offering of the Company (the "IPO"), (i) on October 11, 2016, a former subsidiary of Extraction Oil & Gas Holdings, LLC, Extraction Oil & Gas, LLC, converted into the Company, and (ii) on October 17, 2016, Holdings merged with and into the Company with the Company as the surviving entity. For further information on the Corporate Reorganization please refer to the Company’s Annual Report.

Note 2—Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company, including its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and the Securities and Exchange Commission rules and regulation for interim financial reporting. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals that are considered necessary for a fair statement of the condensed consolidated financial information, have been included. However, operating results for the period presented are not necessarily indicative of the results that may be expected for a full year. Interim condensed consolidated financial statements and the year-end balance sheet do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report.

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, which provides clarification and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. For public entities, the new guidance is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal years beginning after December 15, 2016, including the interim reporting periods within that fiscal year. The Company is currently evaluating the impact of adopting this ASU, however it is not expected to have a significant effect on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, which provided clarification regarding the guidance on accounting for the derecognition of nonfinancial assets. For public entities, the new guidance is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. The Company is currently evaluating this new standard to determine the potential impact to its financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. For public entities, the new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating this ASU and believes it could have a material impact to its financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. For public entities, the new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in the financial statements that have been issued. The Company is currently evaluating this ASU and believes it could have a material impact to its financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, which intends to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This amendment will be effective retrospectively for reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU, however it is not expected to have a significant effect on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, which addresses eight specific cash flow issues, including presentation of debt prepayments or debt extinguishment costs, with the objective of reducing the existing diversity in practice. In addition, in November 2016, the FASB issued ASU No. 2016-18, which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. For public entities, the new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating this ASU to determine the potential impact to its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-06, which clarifies the requirements to assess whether an embedded put or call option is clearly and closely related to the debt host, solely in accordance with the four step decision sequence in FASB ASB Topic 815, Derivatives and Hedging, as amended by this ASU. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and should be applied using a modified retrospective approach. The Company adopted this ASU in the first quarter of 2017 and the adoption of this ASU did not have a material impact on the its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, which requires lessee recognition on the balance sheet of a right of use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight line basis. Finally, it requires classification of all cash payments within operating activities in the statements of cash flows. It is effective for fiscal years commencing after December 15, 2018 and early adoption is permitted. In September 2017, the FASB issued ASU No. 2017-13, which provided additional implementation guidance. The Company is currently evaluating the impact this ASU will have on its financial statements and related disclosures and developing a strategy for implementation.

In May 2014, the FASB issued ASU No. 2014-09, which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The ASU allows for the use of either the full or modified retrospective transition method. In August 2015, the FASB issued ASU No. 2015-14, which deferred ASU No. 2014-09 for one year, and is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of reporting periods beginning after December 15, 2016. The FASB subsequently issued ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-11, ASU No. 2016-12, ASU No. 2016-20, and ASU No. 2017-13, which provided additional implementation guidance. The Company is in the final stages of its review of contracts in each of its revenue streams and has developed accounting policies to address the provisions of this ASU. While the Company does not expect operating income (loss) to be materially impacted, the Company does expect total revenues and total expenses to change as a result of certain percentage of proceeds contracts. Further, the Company has begun evaluating the design of its pre-adoption and adoption controls and expects new or modification of certain controls to address risks associated with recognizing revenue under the new standard as we continue the implementation process. The Company will continue to evaluate the impact of this and other provisions of the ASU on its accounting policies, internal controls, and consolidated financial statements and related disclosures and has not finalized any estimates of the potential impacts. The Company will adopt this new standard on January 1, 2018, using the modified retrospective method with a cumulative adjustment to retained earnings.

Other than as disclosed above or in the Company’s Annual Report, there are no other accounting standards applicable to the Company that would have a material effect on the Company’s financial statements and related disclosures that have been issued but not yet adopted by the Company through the date of this filing.

Note 3—Acquisitions

July 2017 Acquisition

On July 7, 2017, the Company acquired an unaffiliated oil and gas company’s interests in approximately 12,500 net acres of leasehold, and primarily non-producing properties and producing properties located primarily in Adams County, Colorado, along with various other related rights, permits, contracts, equipment, rights of way, gathering systems and other assets (the "July 2017 Acquisition"). Upon closing the seller received total consideration of $84.0 million in cash, subject to customary purchase price adjustments. The effective date for the July 2017 Acquisition is July 1, 2017. This transaction has been accounted for as an asset acquisition. The acquisition provides new development opportunities in the DJ Basin.

June 2017 Acquisition

On June 8, 2017, the Company acquired an unaffiliated oil and gas company’s interests in approximately 160 net acres of leasehold and related producing properties located in Weld County, Colorado (the “June 2017 Acquisition”). The Company paid approximately $13.4 million in cash consideration in connection with the closing of the June 2017 Acquisition. The effective date for the acquisition was January 1, 2017, with purchase price adjustments calculated as of the closing date of June 8, 2017. The acquisition increased the Company's interest in existing operated wells. The acquired producing properties contributed $1.5 million and $2.2 million of revenue and $1.1 million and $1.7 million of earnings, respectively, for three and nine months ended September 30, 2017. The acquired producing properties contributed de minimis revenue and earnings for the three and nine months ended September 30, 2016. No significant transaction costs related to the acquisition were incurred for the three and nine months ended September 30, 2017 and 2016.

The June 2017 Acquisition was accounted for using the acquisition method under ASC 805, Business Combinations, which requires the acquired assets and liabilities to be recorded at fair value as of the acquisition date of June 8, 2017. In August 2017, the Company completed the transaction’s post-closing settlement. The following table summarizes the purchase price and the final allocation of the fair values of assets acquired and liabilities assumed (in thousands):

Purchase Price	June 8, 2017
Consideration given
Cash	$13,395
Total consideration given	$13,395
Allocation of Purchase Price
Proved oil and gas properties	$13,495
Total fair value of oil and gas properties acquired	$13,495
Asset retirement obligations	$(100)
Fair value of net assets acquired	$13,395

November 2016 Acquisition

On November 22, 2016, the Company acquired an unaffiliated oil and gas company’s interest in approximately 9,200 net acres of unproved leaseholds located in the DJ Basin for approximately $120.0 million, including customary closing adjustments (the “November 2016 Acquisition”). This transaction has been accounted for as an asset acquisition. The Company also made a $41.1 million deposit in November 2016 in conjunction with November 2016 Acquisition, which has been reflected in the December 31, 2016 consolidated balance sheet within the cash held in escrow line item. The deposit was made for two additional closings of leaseholds located in the DJ Basin. The first closing occurred in January 2017 and added approximately 5,300 net acres for approximately $26.8 million. The second closing occurred in July 2017 and added approximately 640 net acres for approximately $10.9 million.

October 2016 Acquisition

On October 3, 2016, the Company acquired an unaffiliated oil and gas company’s interests in approximately 6,400 net acres of leasehold, and related producing and non‑producing properties located primarily in Weld County, Colorado, along with various other related rights, permits, contracts, equipment, rights of way, gathering systems and other assets (the “October 2016 Acquisition” or the “Bayswater Acquisition”). The seller received aggregate consideration of approximately $405.3 million in cash. The effective date for the acquisition was July 1, 2016, with purchase price adjustments calculated as of the closing date on October 3, 2016. The acquisition provides new development opportunities in the DJ Basin as well as increases the Company’s existing working interest, as the majority of the locations are located on acreage in which the Company already owns a majority working interest and operates. The Company incurred $2.6 million of transaction costs related to the acquisition. These transaction costs were recorded in the condensed consolidated statements of operations within the acquisition transaction expenses line item, $0.3 million in transaction costs related to the acquisition were incurred for the three and nine months ended September 30, 2016. No transaction costs related to the acquisition were incurred for the three and nine months ended September 30, 2017.

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

August 2016 Acquisition

On August 23, 2016, the Company acquired an unaffiliated oil and gas company’s interests in approximately 1,400 net acres of leasehold located primarily in Weld County, Colorado, along with various other related rights, permits, contracts, equipment, rights of way and other assets (the “August 2016 Acquisition”). The seller received aggregate consideration of approximately $17.5 million in cash. The effective date for the acquisition was August 31, 2016, with purchase price adjustments calculated as of the closing date of August 23, 2016. The acquisition provided new development opportunities in the DJ Basin as well as additions adjacent to the Company’s core project area. The Company incurred $0.1 million of transaction costs related to the acquisition. These transaction costs were recorded in the condensed consolidated statements of operations within the acquisition transaction expenses line item in the third quarter of 2016.

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

Purchase Price	August 23, 2016
Consideration given
Cash	$17,504
Total consideration given	$17,504
Allocation of Purchase Price
Proved oil and gas properties	$12,362
Unproved oil and gas properties	8,566
Total fair value of oil and gas properties acquired	$20,928
Working capital	$(9)
Asset retirement obligations	(3,415)
Fair value of net assets acquired	$17,504
Working capital acquired was estimated as follows:
Production taxes payable	$(9)
Total working capital	$(9)

Pro Forma Financial Information (Unaudited)

For the three and nine months ended September 30, 2016, the following pro forma financial information represents the combined results for the Company and the properties acquired in October 2016 as if the acquisition and related financing had occurred on January 1, 2016. For purposes of the pro forma financial information, it was assumed that the October 2016 Acquisition was funded through the issuance of $260.3 million in convertible preferred securities and borrowings under the revolving credit facility. The pro forma information includes the effects of adjustments for depletion, depreciation, amortization and accretion ("DD&A") expense of $9.0 million and $23.1 million for the three and nine months ended September 30, 2016, respectively. No pro forma adjustments were made for the effect of income taxes for the three and nine months ended September 30, 2016 as the acquisitions occurred before the Corporate Reorganization. The October 2016 Acquisition was included in the historical results of the Company for the three and nine months ended September 30, 2017, therefore this acquisition has no impact on the pro forma financial information for the three and nine months ended September 30, 2017. Additionally, the pro forma financial information excludes the effects the August 2016 Acquisition as these pro forma adjustments were de minimis. For the three and nine months ended September 30, 2017, the following pro forma financial information represents the combined results for the Company and the properties acquired in the June 2017 Acquisition as if the acquisition had occurred on January 1, 2016. The June 2017 Acquisition has no impact on the historical results of the Company for the three and nine months ended September 30, 2016. For purposes of pro forma financial information, it was assumed that the June 2017 Acquisition was funded through cash. The pro forma financial information had no adjustments for DD&A expense and no adjustments for income tax expense for the three months ended September 30, 2017 as this was included in the condensed consolidated financial results. For the nine months ended September 30, 2017, the pro forma financial information includes effects of adjustments for DD&A expense of $1.6 million. The pro forma financial information also includes the effects of adjustments for income tax expense of $0.6 million for the nine months ended September 30, 2017.

The following pro forma results (in thousands, except per share data) do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate the properties acquired. Asset acquisitions are not included in pro forma financial information, as it is not required. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period, nor are they necessarily indicative of future results. Net loss per common share is not applicable for the period prior to the Corporate Reorganization.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$180,861	$92,476	$392,430	$230,665
Operating expenses	$175,699	$106,765	$427,912	$304,677
Net loss	$(29,796)	$(30,268)	$(13,663)	$(197,254)
Loss per common share, basic and diluted	$(0.20)		$(0.15)

Note 4—Long‑Term Debt

As of the dates indicated, the Company’s long‑term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Credit facility due August 16, 2022 (or an earlier time as set forth in the credit facility)	$—	$—
2021 Senior Notes due July 15, 2021	550,000	550,000
2024 Senior Notes due May 15, 2024	400,000	—
Unamortized debt issuance costs on Senior Notes	(17,430)	(11,859)
Total long-term debt	932,570	538,141
Less: current portion of long-term debt	—	—
Total long-term debt, net of current portion	$932,570	$538,141

Credit Facility

In August 2017, the Company entered into an amendment and restatement of its existing credit facility (prior to amendment and restatement, the "Prior Credit Facility"), to provide aggregate commitments of $1.5 billion with a syndicate of banks, which is subject to a borrowing base. The credit facility matures on the earlier of (a) August 16, 2022, (b) January 15, 2021 if (and only if) the Company's 2021 Senior Notes (as defined below) have not been refinanced or repaid in full on or prior to January 15, 2021, (c) April 15, 2021, if (and only if) (i) the Series A Preferred Stock of the Company (the "Series A Preferred Stock") have not been converted into common equity or redeemed prior to April 15, 2021, and (ii) prior to April 15, 2021, the maturity date of the Series A Preferred Stock has not been extended to a date that is no earlier than six months after August 16, 2022 or (d) the earlier termination in whole of the commitments.

As of September 30, 2017, the credit facility was subject to a borrowing base of $375.0 million. As of September 30, 2017 and, with respect to the Prior Credit Facility, December 31, 2016, the Company had no outstanding borrowings. As of September 30, 2017 and, with respect to the Prior Credit Facility, December 31, 2016, the Company had standby letters of credit of $25.7 million and $0.6 million, respectively. At September 30, 2017, the undrawn balance under the credit facility was $375.0 million. As of the date of this filing, the Company had no borrowings outstanding under the credit facility.

Redetermination of the borrowing base was scheduled on August 1, 2017 and semiannually on May 1 and November 1, thereafter. The Company and the administrative agent under the credit facility may each elect a redetermination of the borrowing base between any two scheduled redeterminations. The scheduled August 1, 2017 redetermination closed in October 2017, resulting in a borrowing base increase to $525.0 million.

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

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	Utilization	Eurodollar Margin	Base Rate Margin	Commitment Fee Rate
Level 1	< 25%	2.00%	1.00%	0.375%
Level 2	≥ 25% < 50%	2.25%	1.25%	0.375%
Level 3	≥ 50% < 75%	2.50%	1.50%	0.500%
Level 4	≥ 75% < 90%	2.75%	1.75%	0.500%
Level 5	≥ 90%	3.00%	2.00%	0.500%

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

The credit facility also contains financial covenants requiring the Company to comply with a current ratio of its consolidated current assets (includes availability under the revolving credit facility and unrestricted cash and excludes derivative assets) to its consolidated current liabilities (excludes obligations under the revolving credit facility, senior notes and certain derivative liabilities), of not less than 1.0 to 1.0 and to maintain, on the last day of each quarter, a ratio of consolidated debt less cash balances to its consolidated EBITDAX (EBITDAX is defined as net income adjusted for certain cash and non-cash items including DD&A, exploration expense, gains/losses on derivative instruments, amortization of certain debt issuance costs, non-cash compensation expense, interest expense and prepayment premiums on extinguishment of debt) for the four fiscal quarter period most recently ended, of not greater than 4.0:1.0. For the quarter ending September 30, 2017, consolidated EBITDAX will be based on the last six months’ consolidated EBITDAX multiplied by 2; and for the quarter ending December 31, 2017, consolidated EBITDAX will be based on the last nine months’ consolidated EBITDAX multiplied by 4/3. For the quarters ending on or after March 31, 2018, consolidated EBITDAX will be based on the last twelve months’ consolidated EBITDAX. The Company was in compliance with all financial covenants under the credit facility as of September 30, 2017 and through the filing of this report.

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

The 2021 Senior Notes also contain affirmative and negative covenants that, among other things, limit the Company's and the Guarantors' ability to make investments; declare or pay any dividend or make any other payment to holders of the Company’s or any of its Guarantors’ equity interests; repurchase or redeem any equity interests of the Company; repurchase or redeem subordinated indebtedness; incur additional indebtedness or issue preferred stock; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of the assets of the Company; engage in transactions with the Company's affiliates; engage in any business other than the oil and gas business; and create unrestricted subsidiaries. The indenture governing the 2021 Senior Notes (the “2021 Senior Notes Indenture”) also contains customary events of default. Upon the occurrence of events of default arising from certain events of bankruptcy or insolvency, the 2021 Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the 2021 Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2021 Senior Notes may declare all outstanding 2021 Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under the 2021 Senior Notes Indenture as of September 30, 2017, and through the filing of this report.

2024 Senior Notes

In August 2017, the Company issued at par $400.0 million principal amount of 7.375% Senior Notes due May 15, 2024 (the “2024 Senior Notes” and the offering, the “2024 Senior Notes Offering”). The 2024 Senior Notes bear an annual interest rate of 7.375%. The interest on the 2024 Senior Notes is payable on May 15 and November 15 of each year commencing on November 15, 2017. The Company received net proceeds of approximately $392.6 million after deducting discounts and fees.

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

Debt Issuance Costs

As of September 30, 2017, the Company had debt issuance costs, net of accumulated amortization, of $3.1 million related to its credit facility which has been reflected on the Company’s balance sheet within the line item other non‑current assets. As of September 30, 2017, the Company had debt issuance costs, net of accumulated amortization, of $17.4 million related to its 2021 and 2024 Senior Notes (collectively, the "Senior Notes") which has been reflected on the Company's condensed consolidated balance sheet within the line item Senior Notes, net of unamortized debt issuance costs. Debt issuance costs include origination, legal, engineering and other fees incurred in connection with the Company’s credit facility, 2021 Senior Notes and 2024 Senior Notes. For the three and nine months ended September 30, 2017, the Company recorded amortization expense related to debt issuance costs of $1.5 million and $3.2 million, respectively as compared to $11.6 million and $13.5 million for the three and nine months ended September 30, 2016, respectively. Debt issuance costs for the three and nine months ended September 30, 2016 include $10.8 million of acceleration of amortization expense upon the repayment of the Company's Second Lien Notes. For additional information regarding amortization expense on Second Lien Notes, see the Company's Annual Report.

Debt Discount Costs on Second Lien Notes

For the three and nine months ended September 30, 2016, the Company recorded amortization expense related to the debt discount on its Second Lien Notes of $4.3 million and $4.8 million, respectively. The Company recorded no amortization expense related to the debt discount on its Second Lien Notes for the three and nine months ended September 30, 2017. For additional information regarding debt discount costs on Second Lien Notes, see the Company’s Annual Report.

Interest Incurred on Long‑Term Debt

For the three and nine months ended September 30, 2017, the Company incurred interest expense on long‑term debt of $16.5 million and $39.2 million, respectively, as compared to $12.2 million and $38.9 million for the three and nine months ended September 30, 2016, respectively. For the three and six months ended September 30, 2017, the Company capitalized interest expense on long term debt of $2.9 million and $8.6 million, respectively, as compared to $1.2 million and $3.6 million for the three and nine months ended September 30, 2016, respectively, which has been reflected in the Company’s condensed consolidated financial statements. Also included in interest expense for the three and nine months ended September 30, 2016 is a prepayment penalty of $4.3 million related to the Company's repayment of its Second Lien Notes in July 2016.

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

The Company’s commodity derivative contracts as of September 30, 2017 are summarized below:

	2017	2018	2019
NYMEX WTI(1) Crude Swaps:
Notional volume (Bbl)	1,850,000	5,100,000	—
Weighted average fixed price ($/Bbl)	$50.64	$51.61
NYMEX WTI(1) Crude Sold Calls:
Notional volume (Bbl)	1,200,000	6,190,000	3,000,000
Weighted average sold call price ($/Bbl)	$53.04	$55.75	$55.10
NYMEX WTI(1) Crude Sold Puts:
Notional volume (Bbl)	3,225,000	11,338,800	3,000,000
Weighted average sold put price ($/Bbl)	$37.19	$38.93	$39.70
NYMEX WTI(1) Crude Purchased Puts:
Notional volume (Bbl)	1,800,000	6,838,800	3,000,000
Weighted average purchased put price ($/Bbl)	$42.13	$47.35	$49.37
NYMEX HH(2) Natural Gas Swaps:
Notional volume (MMBtu)	7,420,000	37,200,000	—
Weighted average fixed price ($/MMBtu)	$3.06	$3.10
NYMEX HH(2) Natural Gas Purchased Puts:
Notional volume (MMBtu)	—	2,400,000	—
Weighted average purchased put price ($/MMBtu)		$3.00
NYMEX HH(2) Natural Gas Sold Calls:
Notional volume (MMBtu)	—	2,400,000	—
Weighted average sold call price ($/MMBtu)		$3.15
CIG(3) Basis Gas Swaps:
Notional volume (MMBtu)	5,215,000	6,300,000	—
Weighted average fixed basis price ($/MMBtu)	$(0.31)	$(0.31)

(1)	NYMEX WTI refers to West Texas Intermediate crude oil price on the New York Mercantile Exchange.

(2)	NYMEX HH refers to the Henry Hub natural gas price on the New York Mercantile Exchange.

(3)	CIG refers to the NYMEX HH settlement price less the fixed basis price, the Rocky Mountains (CIGC) settlement price.

The following tables detail the fair value of the Company’s derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for the presentation in the condensed consolidated balance sheets (in thousands):

	As of September 30, 2017
Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offsets in the Balance Sheet(1)	Net Amounts of Assets and Liabilities Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet(2)	Net Amounts(3)
Current assets	$25,250	$(24,264)	$986	$(146)	$840
Non-current assets	$25,141	$(25,141)	$—	$—	$—
Current liabilities	$(32,523)	$24,264	$(8,259)	$146	$(11,138)
Non-current liabilities	$(28,166)	$25,141	$(3,025)	$—	$—

	As of December 31, 2016
Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offsets in the Balance Sheet(1)	Net Amounts of Assets and Liabilities Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet(2)	Net Amounts(3)
Current assets	$12,620	$(12,620)	$—	$—	$—
Non-current assets	$14,993	$(14,993)	$—	$—	$—
Current liabilities	$(68,623)	$12,620	$(56,003)	$—	$(62,741)
Non-current liabilities	$(21,731)	$14,993	$(6,738)	$—	$—

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

The table below sets forth the commodity derivatives gain (loss) for the three and nine months ended September 30, 2017 and 2016 (in thousands). Commodity derivatives gain (loss) is included under the other income (expense) line item in the condensed consolidated statements of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Commodity derivatives gain (loss)	$(37,875)	$16,225	$46,423	$(62,424)

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

The following table summarizes the activities of the Company’s asset retirement obligations for the period indicated (in thousands):

	For the Nine Months Ended September 30, 2017	For the Year Ended December 31, 2016
Balance beginning of period	$56,108	$44,367
Liabilities incurred or acquired	6,644	8,945
Liabilities settled	(1,408)	(1,155)
Revisions in estimated cash flows	—	(1,695)
Accretion expense	3,847	5,646
Balance end of period	$65,191	$56,108

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2017 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative assets	$—	$986	$—	$986
Financial Liabilities:
Commodity derivative liabilities	$—	$11,284	$—	$11,284

	Fair Value Measurements at December 31, 2016 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative assets	$—	$—	$—	$—
Financial Liabilities:
Commodity derivative liabilities	$—	$62,741	$—	$62,741

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (discussed above) and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities. The carrying amount of the Company’s credit facility approximated fair value as it bears interest at variable rates over the term of the loan. The fair value of the 2021 Senior Notes and 2024 Senior Notes were derived from available market data. As such, the Company has classified the 2021 Senior Notes and 2024 Senior Notes as Level 2. Please refer to Note 4 — Long‑Term Debt for further information. The Company’s policy is to recognize transfers between levels at the end of the period. This disclosure (in thousands) does not impact the Company’s financial position, results of operations or cash flows.

	At September 30, 2017		At December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2021 Senior Notes(1)	$539,804	$580,250	$538,141	$588,500
2024 Senior Notes(2)	$392,766	$419,000	$—	$—

(1)	The carrying amount of the 2021 Senior Notes includes unamortized debt issuance costs of $10.2 million and $11.9 million as of September 30, 2017 and December 31, 2016, respectively.

(2)	The carrying amount of the 2024 Senior Notes includes unamortized debt issuance costs of $7.2 million as of September 30, 2017.

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

The Company utilizes fair value on a non-recurring basis to review its proved oil and gas properties for potential impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property. The Company uses an income approach analysis based on the net discounted future cash flows of producing property. The future cash flows are based on Management’s estimates for the future. Unobservable inputs include estimates of oil and gas production, as the case may be, from the Company’s reserve reports, commodity prices based on the sales contract terms and forward price curves, operating and development costs and a discount rate based on a market-based weighted average cost of capital (all of which are Level 3 inputs within the fair value hierarchy). No impairment expense was recognized for the three and nine months ended September 30, 2017 and the three months ended September 30, 2016 on proved oil and gas properties. For the nine months ended September 30, 2016, the Company recognized $22.4 million in impairment expense on its proved oil and gas properties related to impairment of assets in its northern field. The future undiscounted cash flows did not exceed the

Company’s carrying amount associated with its proved oil and gas properties in its northern field and it was determined that the proved oil and gas properties had no remaining fair value. Therefore, the full net book value of these proved oil and gas properties was impaired at September 30, 2016.

The Company applies the provisions of ASC 350, Intangibles-Goodwill and Other. Goodwill represents the excess of the purchase price over the estimated value of the net assets acquired in business combinations. The Company tests goodwill for impairment annually on September 30, or whenever other circumstances or events indicate that the carrying amount of goodwill may not be recoverable. The goodwill test is performed at the reporting unit level, which represents the Company’s oil and gas operations in its core DJ Basin field. If indicators of impairment are determined to exist, an impairment charge is recognized if the carrying value of goodwill exceeds its implied fair value. Any sharp prolonged decreases in the prices of oil and natural gas as well as continued declines in the quoted market price of the Company’s common shares could change the estimates of the fair value of the reporting unit and could result in an impairment charge. The Company performed an assessment as of September 30, 2017, which concluded the fair value of the reporting unit was greater than its carrying amount.

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

Note 8—Income Taxes

The Company computes an estimated annual effective rate each quarter based on the current and forecasted operating results. The income tax expense or benefit associated with the interim period is computed using the most recent estimated annual effective rate applied to the year-to-date ordinary income or loss, plus the tax effect of any significant discrete or infrequently occurring items recorded during the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent differences and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained and additional information becomes known or as the tax environment changes.

The effective combined U.S. federal and state income tax rate for the nine months ended September 30, 2017 was 35.3%. During the nine months ended September 30, 2017, the Company recognized income tax benefit of $7.6 million. The effective rate for the nine months ended September 30, 2017 differs from the statutory U.S. federal income tax rate of 35% primarily due to state income taxes and estimated permanent differences. Included as a discrete item during the three months ended September 30, 2017 is the tax deficiency related to equity compensation in excess of compensation recognized for financial reporting. The Company anticipates the potential for increased periodic volatility in future effective tax rates from the impact of stock-based compensation tax deductions as they are treated as discrete tax items. The Company’s accounting predecessor was a limited liability company that was not subject to U.S. federal income tax during the first nine months of 2016.

The Company adopted ASU No. 2016-09 on January 1, 2017. There was no tax effect upon adoption as the Company did not have an accumulated windfall pool as of December 31, 2016.

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

Stock Options

Expense on the stock options is recognized on a straight-line basis over the service period of the award less awards forfeited. The fair value of the stock options were measured at the grant date using the Black-Scholes valuation model. The Company utilizes the "simplified" method to estimate the expected term of the stock options granted as there is limited historical exercise data available in estimating the expected term of the stock options. Expected volatility is based on the volatility of the historical stock prices of the Company’s peer group. The risk-free rates are based on the yields of U.S. Treasury instruments with comparable terms. A dividend yield and forfeiture rate of zero were assumed. Stock options granted under the LTIP vest ratably over three years and are exercisable immediately upon vesting through the tenth anniversary of the grant date. To fulfill options exercised, the Company will issue new shares.

The Company recorded $3.3 million and $9.9 million of stock-based compensation costs related to the stock options for the three and nine months ended September 30, 2017, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. The Company did not record any stock-based compensation expense related to stock options for the three and nine months ended September 30, 2016. As of September 30, 2017, there was $26.6 million of unrecognized compensation cost related to the stock options that is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes the stock option activity from January 1, 2017 through September 30, 2017 and provides information for stock options outstanding at the dates indicated.

	Number of Options	Weighted Average Exercise Price
Non-vested Stock Options at January 1, 2017	4,500,000	$19.00
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Non-vested Stock Options at September 30, 2017	4,500,000	$19.00

Restricted Stock Units

Restricted stock units granted under the LTIP (“RSUs”) generally vest over either a one or three year service period, with 100% vesting in year one or 25%, 25% and 50% of the units vesting in year one, two and three, respectively. Grant date fair value was determined based on the value of Extraction’s common stock on the date of issuance. The Company assumed a forfeiture rate of zero as part of the grant date estimate of compensation cost. As of January 1, 2017, the Company elected to account for stock-based compensation forfeitures as they occur, as a result of the adoption of ASU No. 2016-09.

The Company recorded $8.9 million and $24.6 million of stock-based compensation costs related to RSUs for the three and nine months ended September 30, 2017, respectively. The Company did not record any stock-based compensation costs related to RSUs for the three and nine months ended September 30, 2016. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of September 30, 2017, there was $52.7 million of total unrecognized compensation cost related to the unvested RSUs granted to certain directors, officers and employees that is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes the RSU activity from January 1, 2017 through September 30, 2017 and provides information for RSUs outstanding at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2017	3,237,500	$21.41
Granted	1,305,033	$16.43
Forfeited	(403,725)	$19.72
Vested	(85,994)	$16.82
Non-vested RSUs at September 30, 2017	4,052,814	$20.07

Incentive Restricted Stock Units

Officers of the Company contributed 2.7 million shares of common stock to Extraction Employee Incentive, LLC (“Employee Incentive”), which is owned solely by certain officers of the Company. Employee Incentive issued restricted stock units (“Incentive RSUs”) to certain employees. Incentive RSUs vested over a three year service period, with 25%, 25% and 50% of the units vesting in year one, two and three, respectively. On July 17, 2017, the partners of Employee Incentive amended the vesting schedule in which 25% vested immediately and the remaining Incentive RSUs will to vest 25%, 25% and 25% each six months thereafter, over the remaining 18 month service period. Grant date fair value was determined based on the value of Extraction’s common stock on the date of issuance. The Company assumed a forfeiture rate of zero as part of the grant date estimate of compensation cost. As of January 1, 2017, the Company elected to account for stock-based compensation forfeitures as they occur, as a result of the adoption of ASU No. 2016-09. As the vesting of any Incentive RSUs will be satisfied with shares of common stock that are already issued and outstanding, the Incentive RSUs do not have any impact on the Company’s diluted earnings per share calculation.

The Company recorded $5.9 million and $12.2 million of stock-based compensation costs related to Incentive RSUs for the three and nine months ended September 30, 2017, respectively. The Company did not record any stock-based compensation costs related to Incentive RSUs for the three and nine months ended September 30, 2016. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of September 30, 2017, there was $26.5 million of total unrecognized compensation cost related to the unvested Incentive RSUs granted to certain employees that is expected to be recognized over a weighted average period of 1.3 years.

The following table summarizes the Incentive RSU activity from January 1, 2017 through September 30, 2017 and provides information for Incentive RSUs outstanding at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Incentive RSUs at January 1, 2017	2,714,368	$20.45
Granted	—	$—
Forfeited	(703,868)	$20.45
Vested	(507,200)	$20.45
Non-vested Incentive RSUs at September 30, 2017	1,503,300	$20.45

Unit-Based Compensation

The Company recorded $12.3 million and $14.9 million of unit-based compensation costs related to restricted unit awards for the three and nine months ended September 30, 2016, respectively. There was no unrecognized compensation costs related to these restricted unit awards as of September 30, 2017. For additional disclosure regarding these restricted unit awards, see the Company’s Annual Report.

Note 10—Earnings (Loss) Per Share

Basic earnings per share (“EPS”) includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.

The Company uses the “if-converted” method to determine potential dilutive effects of the Company’s outstanding Series A Preferred Stock (the “Series A Preferred Stock”) and the treasury method to determine the potential dilutive effects of outstanding restricted stock awards and stock options. The basic weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding for the three and nine months ended September 30, 2017. EPS information is not applicable for the three and nine months ended September 30, 2016.

The components of basic and diluted EPS were as follows (in thousands, except per share data):

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Basic and Diluted Loss Per Share
Net Loss	$(29,796)	$(13,840)
Less: Adjustment to reflect Series A Preferred Stock dividend	(2,721)	(8,164)
Less: Adjustment to reflect accretion of Series A Preferred Stock discount	(1,365)	(3,992)
Adjusted net loss available to common shareholders, basic and diluted	$(33,882)	$(25,996)
Denominator:
Weighted average common shares outstanding, basic and diluted (1)	171,845	171,838
Loss Per Common Share
Basic and diluted	$(0.20)	$(0.15)

(1)
For the three and nine months ended September 30, 2017, the diluted EPS calculation excludes the anti-dilutive effect of 4,500,000 common shares for stock options that were out-of-the-money, 4,052,814 RSUs and 11,472,445 common shares issuable for Series A Preferred Stock under the if-converted method.

Note 11—Commitments and Contingencies

Leases

The Company leases two office spaces in Denver, Colorado, one office space in Greeley, Colorado and one office space in Houston, Texas under separate operating lease agreements. The Denver, Colorado leases expire on February 29, 2020 and May 31, 2026, respectively. The Greeley and Houston leases expire on August 31, 2019 and October 31, 2017, respectively. Total rental commitments under non‑cancelable leases for office space were $19.6 million at September 30, 2017. The future minimum lease payments under these non‑cancelable leases are as follows: $0.6 million in 2017, $2.6 million in 2018, $2.5 million in 2019, $2.2 million in 2020, $2.2 million in 2021 and $9.5 million thereafter. Rent expense was $0.5 million and $1.7 million for the three and nine months ended September 30, 2017, respectively, as compared to $0.6 million and $1.3 million for the three and nine months ended September 30, 2016, respectively.

On June 4, 2015, the Company subleased the remaining term of one of its Denver office leases that expires February 29, 2020. The sublease will decrease the Company’s future lease payments by $0.6 million.

Drilling Rigs

As of September 30, 2017, the Company was subject to commitments on four drilling rigs. In the event of early termination of these contracts, the Company would be obligated to pay an aggregate amount of approximately $12.1 million as of September 30, 2017, as required under the terms of the contracts. The fourth rig is expected to be placed in service during the fourth quarter of 2017 and will replace a rig currently under contract.

Delivery Commitments

As of September 30, 2017, the Company’s oil marketer was subject to a firm transportation agreement that commenced in November 2016 and has a ten-year term with a monthly minimum delivery commitment of 45,000 Bbl/d in year one, 55,800 Bbl/d in year two, 61,800 Bbl/d in years three through seven and 58,000 Bbl/d in years eight through ten. The Company amended its agreement with its oil marketer that requires it to sell all of its crude oil from an area of mutual interest in exchange for a make-whole provision that allows the Company to satisfy any minimum volume commitment deficiencies incurred by its oil marketer with future barrels of crude oil in excess of their minimum volume commitment through October 31, 2018. The Company evaluates its contracts for loss contingencies and accrues for such losses, if the loss can be reasonably estimated and deemed probable. The Company also has one long-term crude oil gathering commitment with an unconsolidated affiliate. It has a term of ten years for an average of 9,167 Bbl/d in year one, 17,967 Bbl/d in year two, 18,800 Bbl/d for years three through five and 10,000 Bbl/d for years six through ten. The aggregate amount of estimated payments under these agreements is $1.0 billion.

In collaboration with several other producers and a midstream provider, on December 15, 2016 and August 7, 2017, the Company agreed to participate in expansions of natural gas gathering and processing capacity in the DJ Basin. The plan includes two new processing plants as well as the expansion of related gathering systems, which are currently expected to be completed by late 2018 and mid-2019, respectively, although the start-up date is undetermined at this time. The Company’s share of these commitments will require 51.5 and 20.6 MMcf per day, respectively, to be delivered after the plants' in-service date for a period of seven years thereafter. The Company may be required to pay a shortfall fee for any volumes under these commitments. These contractual obligations can be reduced by the Company’s proportionate share of the collective volumes delivered to the plants by other third party incremental volumes available to the midstream provider at the new facilities that are in excess of the total commitments. The Company is also required for the first three years of each contract to guarantee a certain target profit margin on these volumes sold. Under its current drilling plans, the Company expects to meet these volume commitments.

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

Acquisition of Undeveloped Leasehold Acreage

As of September 30, 2017, the Company is party to an agreement with an unrelated third party for which it has paid $77.5 million and may be required to pay up to an additional $116.5 million, subject to certain customary conditions, to lease up to a total of approximately 30,000 net acres of undeveloped leasehold.

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

The Company is currently in discussions with the Colorado Department of Public Health and Environment (“CDPHE”) regarding a Compliance Advisory issued to the Company in July 2015, which alleged air quality violations at three Company facilities regarding leakages of volatile organic compounds from storage tanks, all of which were promptly addressed. The Company continues to work with the CDPHE on its investigation into the Company's facilities and it intends to seek a field-wide administrative settlement of these issues. At this time, we anticipate the remediation and compliance costs that this matter may impose upon us to be an immaterial amount.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. MD&A should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1 of this Quarterly Report. The following information updates the discussion of the Company’s financial condition provided in its Annual Report and analyzes the changes in the results of operations between the three and nine months ended September 30, 2017 and 2016.

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

Financial Results

For the three and nine months ended September 30, 2017, crude oil, natural gas and NGL sales, coupled with the impact of settled derivatives, increased to $183.7 million and $384.3 million, respectively, as compared to $77.6 million and $215.9 million, respectively, in the same prior year periods due to an increase in sales volumes of 3,122 MBoe and 5,380 MBoe, respectively. The increase in crude oil, natural gas and NGL sales for the three and nine months ended September 30, 2017 as compared to the same prior year period was also due to an increase of $2.64 and $0.94, respectively, in realized price per BOE, including settled derivatives.

For the three and nine months ended September 30, 2017, we had net loss of $29.8 million and $13.8 million, respectively, as compared to net loss of $37.3 million and $210.4 million for the three and nine months ended September 30, 2016, respectively. The changes to net loss were primarily driven by an increase in sales revenues of $108.0 million and $206.9 million, respectively and a decrease in interest expense of $16.1 million and $24.2 million, respectively. Additionally, net loss decreased due to an increase in the income tax benefit of $17.1 million and $7.6 million for the three and nine months ended September 30, 2017 as compared to September 30, 2016, respectively. These increases were offset by an increase in operating expenses of $80.5 million and $152.5 million, respectively, primarily related to increased sales volumes. The increase to net loss for the three months ended September 30, 2017 and 2016 was also driven by an decrease from a gain to a loss on commodity derivatives of $54.1 million. The decrease to net loss for the nine months ended September 30, 2017 and 2016 was also driven by an increase from a loss to a gain on commodity derivatives of $108.8 million.

Adjusted EBITDAX was $128.4 million and $245.8 million for the three and nine months ended September 30, 2017, respectively, as compared to $48.2 million and $138.0 million for the three and nine months ended September 30, 2016, respectively, reflecting a 166.6% and 78.1% increase, respectively. Adjusted EBITDAX is a non-GAAP financial measure. For a definition of Adjusted EBITDAX and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “—Adjusted EBITDAX.”

Operational Results

During the three months ended September 30, 2017, our aggregate drilling, completion, leasehold and midstream capital expenditures, excluding acquisitions and business combinations, totaled $302.7 million, $252.4 million of which was drilling and completion. We invested $47.2 million on leasehold and $3.1 million for midstream. Our total drilling and completion capital expenditures for the nine months ended September 30, 2017 were approximately $701.1 million, including $30.7 million for non-operated drilling and completion.

During the three months ended September 30, 2017, we reached total depth on 53 gross (35 net) wells with an average lateral length of approximately 8,300 feet and completed 51 gross (34 net) wells with an average lateral length of approximately 10,300 feet. We turned to sales 30 gross (27 net) wells with an average lateral length of approximately 7,900 feet. We completed 3,053 total fracturing stages during the quarter while pumping approximately 965 million pounds of proppant.

Recent Developments

October 2017 Credit Facility Amendment

On October 11, 2017, we amended the revolving credit facility to, among other things, (i) provide for the joinder of new lenders, (ii) increase the borrowing base under the credit facility from $375.0 million to $525.0 million, and (iii) amend certain provisions of the credit agreement, including the commitments and allocations of each lender.

August 2017 Credit Facility Amendment and Restatement

On August 16, 2017, we entered into an amendment and restatement of our existing credit facility, which provides commitments of $1.5 billion with a syndicate of banks, which is subject to a borrowing base of $375.0 million. The credit facility matures on the earlier of (a) August 16, 2022, (b) January 15, 2021 if (and only if) the Company's 2021 Senior Notes (as defined below) have not been refinanced or repaid in full on or prior to January 15, 2021, (c) April 15, 2021, if (and only if) (i) the convertible preferred equity interests issued by the Company has not been converted into common equity or redeemed prior to April 15, 2021, and (ii) prior to April 15, 2021, the maturity date of the Series A Preferred Stock has not been extended to a date that is no earlier than six months after August 16, 2022 or (d) the earlier termination in whole of the commitments.

2024 Senior Notes

On August 1, 2017, we issued at par $400.0 million principal amount of 7.375% Senior Notes due May 15, 2024 (the "2024 Senior Notes" and the offering, the "2024 Senior Notes Offering"). The 2024 Senior Notes bear an annual interest rate of 7.375%. The interest on the 2024 Senior Notes is payable on May 15 and November 15 of each year commencing on November 15, 2017. We received net proceeds of approximately $392.6 million after deducting discounts and fees. We intend to use the net proceeds from the 2024 Senior Notes Offering to partially fund our 2017 capital expenditures and for general corporate purposes.

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
Sources of Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGL that are extracted from our natural gas during processing. Our oil, natural gas and NGL revenues do not include the effects of derivatives. For the three months ended September 30, 2017, our revenues were derived 73% from oil sales, 14% from natural gas sales and 13% from NGL sales. For the three months ended September 30, 2016, our revenues were derived 71% from oil sales, 18% from natural gas sales and 11% from NGL sales. For the nine months ended September 30, 2017, our revenues were derived 69% from oil sales, 16% from natural gas sales and 15% from NGL sales. For the nine months ended September 30, 2016, our revenues were derived 74% from oil sales, 15% from natural gas sales and 11% from NGL sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Sales Volumes

The following table presents historical sales volumes for our properties for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Oil (MBbl)	3,184	1,290	6,496	3,808
Natural gas (MMcf)	8,953	4,792	21,713	12,851
NGL (MBbl)	1,109	574	2,695	1,479
Total (MBoe)	5,785	2,663	12,809	7,429
Average net sales (BOE/d)	62,884	28,948	46,921	27,114

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

Realized Prices on the Sale of Oil, Natural Gas and NGL

Our results of operations depend upon many factors, particularly the price of oil, natural gas and NGL and our ability to market our production effectively. Oil, natural gas and NGL prices are among the most volatile of all commodity prices. For example, during the period from January 1, 2014 to September 30, 2017, NYMEX West Texas Intermediate oil prices ranged from a high of $107.26 per Bbl to a low of $26.21 per Bbl. Average daily prices for NYMEX Henry Hub gas ranged from a high of $6.15 per MMBtu to a low of $1.64 per MMBtu during the same period. Declines in, and continued depression of, the price of oil and natural gas occurring during 2015 and continuing into 2017 are due to a combination of factors including increased U.S. supply, global economic concerns and geopolitical risks. These price variations can have a material impact on our financial results and capital expenditures.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Oil
NYMEX WTI High ($/Bbl)	$52.22	$48.99	$54.45	$51.23
NYMEX WTI Low ($/Bbl)	$44.23	$39.51	$42.53	$26.21
NYMEX WTI Average ($/Bbl)	$48.20	$44.94	$49.36	$41.53
Average Realized Price ($/Bbl)	$41.48	$40.11	$41.50	$35.68
Average Realized Price, with derivative settlements ($/Bbl)	$42.14	$42.73	$40.61	$41.93
Average Realized Price as a % of Average NYMEX WTI	86.1%	89.3%	84.1%	85.9%
Differential ($/Bbl) to Average NYMEX WTI	$(6.72)	$(4.83)	$(7.86)	$(5.85)
Natural Gas
NYMEX Henry Hub High ($/MMBtu)	$3.15	$3.06	$3.42	$3.06
NYMEX Henry Hub Low ($/MMBtu)	$2.77	$2.55	$2.56	$1.64
NYMEX Henry Hub Average ($/MMBtu)	$2.95	$2.79	$3.05	$2.35
Average Realized Price ($/Mcf)	$2.76	$2.67	$2.91	$2.16
Average Realized Price, with derivative settlements ($/Mcf)	$2.84	$2.94	$2.90	$2.84
Average Realized Price as a % of Average NYMEX Henry Hub(1)	84.9%	87.0%	86.6%	83.4%
Differential ($/Mcf) to Average NYMEX Henry Hub(1)	$(0.49)	$(0.40)	$(0.45)	$(0.43)
NGL
Average Realized Price ($/Bbl)	$21.74	$14.54	$21.36	$13.37
Average Realized Price as a % of Average NYMEX WTI	45.1%	32.4%	43.3%	32.2%

(1)	Based on the difference between our average realized price and the NYMEX Henry Hub Average as converted into Mcf using a conversion factor of 1.1 to 1.

Derivative Arrangements
To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in commodity prices, from time to time, we enter into derivative arrangements for our oil and natural gas production. By removing a significant portion of price volatility associated with our oil and natural gas production, we believe we will mitigate, but not eliminate, the potential negative effects of reductions in oil and natural gas prices on our cash flow from operations for those periods. However, in a portion of our current positions, our hedging activity may also reduce our ability to benefit from increases in oil and natural gas prices. We will sustain losses to the extent our derivatives contract prices are lower than market prices and, conversely, we will realize gains to the extent our derivatives contract prices are higher than market prices. In certain circumstances, where we have unrealized gains in our derivative portfolio, we may choose to restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of our existing positions. See “—Quantitative and Qualitative Disclosure About Market Risk—Commodity Price Risk” for information regarding our exposure to market risk, including the effects of changes in commodity prices, and our commodity derivative contracts.
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

We have historically been able to hedge our oil and natural gas production at prices that are significantly higher than current strip prices. However, in the current commodity price environment, our ability to enter into comparable derivative arrangements at favorable prices may be limited, and, we are not obligated to hedge a specific portion of our oil or natural gas production. The following summarizes our derivative positions related to crude oil and natural gas sales in effect as of September 30, 2017:

	2017	2018	2019
NYMEX WTI(1) Crude Swaps:
Notional volume (Bbl)	1,850,000	5,100,000	—
Weighted average fixed price ($/Bbl)	$50.64	$51.61
NYMEX WTI(1) Crude Sold Calls:
Notional volume (Bbl)	1,200,000	6,190,000	3,000,000
Weighted average sold call price ($/Bbl)	$53.04	$55.75	$55.10
NYMEX WTI(1) Crude Sold Puts:
Notional volume (Bbl)	3,225,000	11,338,800	3,000,000
Weighted average sold put price ($/Bbl)	$37.19	$38.93	$39.70
NYMEX WTI(1) Crude Purchased Puts:
Notional volume (Bbl)	1,800,000	6,838,800	3,000,000
Weighted average purchased put price ($/Bbl)	$42.13	$47.35	$49.37
NYMEX HH(2) Natural Gas Swaps:
Notional volume (MMBtu)	7,420,000	37,200,000	—
Weighted average fixed price ($/MMBtu)	$3.06	$3.10
NYMEX HH(2) Natural Gas Purchased Puts:
Notional volume (MMBtu)	—	2,400,000	—
Weighted average purchased put price ($/MMBtu)		$3.00
NYMEX HH(2) Natural Gas Sold Calls:
Notional volume (MMBtu)	—	2,400,000	—
Weighted average sold call price ($/MMBtu)		$3.15
CIG(3) Basis Gas Swaps:
Notional volume (MMBtu)	5,215,000	6,300,000	—
Weighted average fixed basis price ($/MMBtu)	$(0.31)	$(0.31)

(1)	NYMEX WTI refers to West Texas Intermediate crude oil price on the New York Mercantile Exchange

(2)	NYMEX HH refers to the Henry Hub natural gas price on the New York Mercantile Exchange

(3)	CIG refers to the NYMEX HH settlement price less the fixed basis price, the Rocky Mountains (CIGC) settlement price.

The following table summarizes our historical derivative positions and the settlement amounts for each of the periods indicated.

	For the Nine Months Ended September 30,
	2017	2016
NYMEX HH(1) Natural Gas Swaps:
Notional volume (MMBtu)	18,000,000	9,879,600
Weighted average fixed price ($/MMBtu)	$3.05	$3.15
CIG(3) Basis Gas Swaps:
Notional volume (MMBtu)	7,400,000	1,980,000
Weighted average fixed basis price ($/MMBtu)	$(0.35)	(0.19)
NYMEX WTI(2) Crude Swaps:
Notional volume (Bbl)	2,275,000	1,464,060
Weighted average fixed price ($/Bbl)	$45.88	$43.01
NYMEX WTI(2) Crude Sold Puts:
Notional volume (Bbl)	4,495,000	1,350,000
Weighted average strike price ($/Bbl)	$38.02	$44.89
NYMEX WTI(2) Crude Purchased Puts:
Notional volume (Bbl)	3,770,000	3,599,150
Weighted average strike price ($/Bbl)	$46.63	$51.94
NYMEX WTI(2) Crude Sold Calls:
Notional volume (Bbl)	3,420,000	1,947,090
Weighted average strike price ($/Bbl)	$55.28	$61.29
NYMEX WTI(2) Crude Purchased Calls:
Notional volume (Bbl)	300,000	216,000
Weighted average strike price ($/Bbl)	$60.83	$69.58
Total Amounts Received/(Paid) from Settlement (in thousands)	$(6,022)	$37,947
Cash provided by (used in) changes in Accounts Receivable and Accounts Payable related to Commodity Derivatives	$(2,871)	$5,068
Cash Settlements on Commodity Derivatives per Consolidated Statements of Cash Flows	$(8,893)	$43,015

(1)	NYMEX HH refers to the Henry Hub natural gas price on the New York Mercantile Exchange

(2)	NYMEX WTI refers to West Texas Intermediate crude oil price on the New York Mercantile Exchange

(3)	CIG refers to the NYMEX HH settlement price less the fixed basis price, the Rocky Mountains (CIGC) settlement price

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

Capital Expenditures

For the nine months ended September 30, 2017, we incurred approximately $701.1 million in capital expenditures in connection with the drilling of 141 gross (98 net) wells with an average lateral length of approximately 8,700 feet and completed 156 gross (133 net) wells with an average lateral length of approximately 8,200 feet. We turned to sales 123 gross (116 net) wells with an average lateral length of approximately 7,300 feet. In addition, we incurred approximately $98.6 million of leasehold and surface acreage additions and approximately $7.8 million of midstream and infrastructure additions, excluding amounts paid for asset acquisitions and business combinations.

Our initial 2017 capital budget was approximately $795 million to $935 million, substantially all of which we intend to allocate to the DJ Basin. We intend to allocate approximately $675 million to $775 million of our 2017 capital budget to the drilling of 185 to 190 gross operated wells and the completion of 190 to 195 gross operated wells, approximately $60 to $80 million of non-operated drilling and completion, and approximately $60 million to $80 million to undeveloped leasehold acquisitions, midstream, and other capital expenditures. We are currently running a three rig program and plan to remain with a three rig program throughout 2017. Our capital budget excludes any amounts that were or may be paid for potential acquisitions.

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

The following table presents a reconciliation of Adjusted EBITDAX to the GAAP financial measure of net loss for each of the periods indicated (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of Net Loss to Adjusted EBITDAX:
Net loss	$(29,796)	$(37,267)	$(13,840)	$(210,400)
Add back:
Depletion, depreciation, amortization and accretion	94,220	46,680	213,483	141,317
Impairment of long lived assets	—	467	675	23,350
Exploration expenses	7,181	5,985	24,431	14,735
Rig termination fee	—	—	—	891
Loss on sale of property and equipment	—	—	451	—
Acquisition transaction expenses	—	345	68	345
(Gain) loss on commodity derivatives	37,875	(16,225)	(46,423)	62,424
Settlements on commodity derivative instruments	3,162	4,787	(6,022)	37,947
Premiums paid for derivatives that settled during the period	(293)	(132)	20	(5,470)
Unit and stock-based compensation expense	18,110	12,315	46,707	14,922
Amortization of debt discount and debt issuance costs	1,469	15,905	3,181	18,330
Interest expense	13,611	15,311	30,580	39,584
Income tax benefit	(17,106)	—	(7,556)	—
Adjusted EBITDAX	$128,433	$48,171	$245,755	$137,975

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

•
As a result of the initial public offering (“IPO”), we expect to incur additional general and administrative expenses related to being a public company, including Exchange Act reporting expenses; expenses associated with Sarbanes-Oxley Act compliance; expenses associated with listing on the NASDAQ Global Select Market; incremental independent auditor fees; incremental legal fees; investor relations expenses; registrar and transfer agent fees; incremental director and officer liability insurance costs; and directors compensation.

•
In October 2016, our board of directors adopted the Extraction Oil & Gas, Inc. 2016 Long Term Incentive Plan ("LTIP") and granted awards to certain directors and officers, including stock options and restricted stock units. We recognized $18.1 million and $46.7 million of stock-based compensation expense for three and nine months ended September 30, 2017 related to these awards.

•
Prior to the Corporate Reorganization, we were not subject to federal or state income taxes. Accordingly, the financial data attributable to us prior to such corporate reorganization contain no provision for federal or state income taxes because the tax liability with respect to Holdings’ taxable income was passed through to its members. Beginning October 12, 2016, we began to be taxed as a C corporation under the Internal Revenue Code and subject to federal and state income taxes at a blended statutory rate of approximately 38% of pretax earnings.

Historical Results of Operations and Operating Expenses

Oil, Natural Gas and NGL Sales Revenues, Operating Expenses and Other Income (Expense).

The following table provides the components of our revenues, operating expenses, other income (expense) and net loss for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Revenues:
Oil sales	$132,075	$51,760	$269,597	$135,896
Natural gas sales	24,672	12,792	63,095	27,730
NGL sales	24,114	8,350	57,574	19,773
Total Revenues	180,861	72,902	390,266	183,399
Operating Expenses:
Lease operating expenses	29,267	15,480	75,755	40,819
Production taxes	16,290	6,186	33,254	16,935
Exploration expenses	7,181	5,985	24,431	14,735
Depletion, depreciation, amortization and accretion	94,220	46,680	213,483	141,317
Impairment of long lived assets	—	467	675	23,350
Other operating expenses	—	—	451	891
Acquisition transaction expenses	—	345	68	345
General and administrative expenses	28,741	20,071	77,916	35,189
Total Operating Expenses	175,699	95,214	426,033	273,581
Operating Income (Loss)	5,162	(22,312)	(35,767)	(90,182)
Other Income (Expense):
Commodity derivatives gain (loss)	(37,875)	16,225	46,423	(62,424)
Interest expense	(15,080)	(31,216)	(33,761)	(57,914)
Other income	891	36	1,709	120
Total Other Income (Expense)	(52,064)	(14,955)	14,371	(120,218)
Loss Before Income Taxes	(46,902)	(37,267)	(21,396)	(210,400)
Income tax benefit	(17,106)	—	(7,556)	—
Net Loss	$(29,796)	$(37,267)	$(13,840)	$(210,400)

The following table provides a summary of our sales volumes, average prices and operating expenses on a per BOE basis for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Sales (MBoe)(1):	5,785	2,663	12,809	7,429
Oil sales (MBbl)	3,184	1,290	6,496	3,808
Natural gas sales (MMcf)	8,953	4,792	21,713	12,851
NGL sales (MBbl)	1,109	574	2,695	1,479
Sales (BOE/d)(1):	62,884	28,948	46,921	27,114
Oil sales (Bbl/d)	34,607	14,025	23,794	13,899
Natural gas sales (Mcf/d)	97,311	52,083	79,536	46,902
NGL sales (Bbl/d)	12,059	6,242	9,871	5,397
Average sales prices(2):
Oil sales (per Bbl)	$41.48	$40.11	$41.50	$35.68
Oil sales with derivative settlements (per Bbl)	42.14	42.73	40.61	41.93
Natural gas sales (per Mcf)	2.76	2.67	2.91	2.16
Natural gas sales with derivative settlements (per Mcf)	2.84	2.94	2.90	2.84
NGL sales (per Bbl)	21.74	14.54	21.36	13.37
Average price (per BOE)	31.26	27.38	30.47	24.69
Average price with derivative settlements (per BOE)	31.76	29.12	30.00	29.06
Expense per BOE:
Lease operating expenses	$5.06	$5.81	$5.91	$5.49
Operating expenses	2.67	3.57	3.25	3.46
Transportation and gathering	2.39	2.24	2.66	2.03
Production taxes	2.82	2.32	2.60	2.28
Exploration expenses	1.24	2.25	1.91	1.98
Depletion, depreciation, amortization and accretion	16.29	17.53	16.67	19.02
Impairment of long lived assets	—	0.18	0.05	3.14
Other operating expenses	—	—	0.04	0.12
Acquisition transaction expenses	—	0.13	0.01	0.05
General and administrative expenses	4.97	7.54	6.08	4.74
Cash general and administrative expenses	1.84	2.92	2.43	2.73
Unit and stock-based compensation	3.13	4.62	3.65	2.01
Total operating expenses per BOE	$30.38	$35.76	$33.27	$36.82

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Oil sales revenues. Crude oil sales revenues increased by $80.3 million to $132.1 million for the three months ended September 30, 2017 as compared to crude oil sales of $51.8 million for the three months ended September 30, 2016. An increase in sales volumes between these periods contributed a $76.0 million positive impact, while an increase in crude oil prices contributed a $4.3 million positive impact.

For the three months ended September 30, 2017, our crude oil sales averaged 34.6 MBbl/d. Our crude oil sales volume increased 147% to 3,184 MBbl for the three months ended September 30, 2017 compared to 1,290 MBbl for the three months ended September 30, 2016. The volume increase is primarily due to an increase in production from the completion of 172 gross wells from October 1, 2016 to September 30, 2017, partially offset by the natural decline of our existing properties.

The average price we realized on the sale of crude oil was $41.48 per Bbl for the three months ended September 30, 2017 compared to $40.11 per Bbl for the three months ended September 30, 2016.

Natural gas sales revenues. Natural gas sales revenues increased by $11.9 million to $24.7 million for the three months ended September 30, 2017 as compared to natural gas sales revenues of $12.8 million for the three months ended September 30, 2016. An increase in sales volumes between these periods contributed a $11.1 million positive impact, while an increase in natural gas prices contributed a $0.8 million positive impact due to increasing natural gas prices.

For the three months ended September 30, 2017, our natural gas sales averaged 97.3 MMcf/d. Natural gas sales volumes increased by 87% to 8,953 MMcf for the three months ended September 30, 2017 as compared to 4,792 MMcf for the three months ended September 30, 2016. The volume increase is primarily due to the completion of 172 gross wells from October 1, 2016 to September 30, 2017, partially offset by the natural decline on existing producing properties.

The average price we realized on the sale of our natural gas was $2.76 per Mcf for the three months ended September 30, 2017 compared to $2.67 per Mcf for the three months ended September 30, 2016.

NGL sales revenues. NGL sales revenues increased by $15.7 million to $24.1 million for the three months ended September 30, 2017 as compared to NGL sales revenues of $8.4 million for the three months ended September 30, 2016. An increase in sales volumes between these periods contributed a $7.7 million positive impact, while an increase in price contributed a $8.0 million positive impact.

For the three months ended September 30, 2017, our NGL sales averaged 12.1 MBbl/d. NGL sales volumes increased by 93% to 1,109 MBbl for the three months ended September 30, 2017 as compared to 574 MBbl for the three months ended September 30, 2016. The volume increase is primarily due to the completion of 172 gross wells from October 1, 2016 to September 30, 2017, partially offset by the natural decline on existing producing properties. Our NGL sales are directly associated with our natural gas sales because our natural gas volumes are processed by third parties for both residue natural gas sales and NGL sales.

The average price we realized on the sale of our NGL was $21.74 per Bbl for the three months ended September 30, 2017 compared to $14.54 per Bbl for the three months ended September 30, 2016.

Lease operating expenses. Our LOE increased by $13.8 million to $29.3 million for the three months ended September 30, 2017, from $15.5 million for the three months ended September 30, 2016. The increase in LOE was comprised of an increase in transportation and gathering (“T&G”) expense of $7.8 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and an increase in operating expenses of $6.0 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in LOE was primarily the result of an increase in producing wells and in both residue natural gas and NGL sales volumes and realized prices, resulting in collectively higher T&G fees.

On a per unit basis, LOE decreased from $5.81 per BOE sold for the three months ended September 30, 2016 to $5.06 per BOE sold for the three months ended September 30, 2017. The decrease in LOE per BOE is primarily a result of flush production on several new pads turned-in-line during the three months ended September 30, 2017.

Production taxes. Our production taxes increased by $10.1 million to $16.3 million for the three months ended September 30, 2017 as compared to $6.2 million for the three months ended September 30, 2016. The increase is primarily attributable to increased revenue as production taxes are calculated as a percentage of sales revenue. Production taxes as a percentage of sales revenue was 9.0% for the three months ended September 30, 2017 as compared to 8.5% for the three months ended September 30, 2016. The increase in production taxes as a percentage of sales revenue relates to a change in the estimated tax rate for the three months ended September 30, 2017.

Exploration expenses. Our exploration expenses were $7.2 million for the three months ended September 30, 2017. We recognized $4.6 million in expense attributable to the extension of certain leases, $1.4 million attributable to exploratory geological and geophysical costs and $1.2 million in impairment expense attributable to the abandonment and impairment of unproved properties for the three months ended September 30, 2017. For the three months ended September 30, 2016, we recognized $6.0 million in exploration expenses.

Depletion, depreciation, amortization and accretion expense. Our DD&A expense increased $47.5 million to $94.2 million for the three months ended September 30, 2017 as compared to $46.7 million for the three months ended September 30, 2016. This increase is due to an increase in volumes sold for the three months ended September 30, 2017 as sales increased by approximately 3,122 MBoe. On a per unit basis, DD&A expense decreased from $17.53 per BOE for the three months ended September 30, 2016 to $16.29 per BOE for the three months ended September 30, 2017.

General and administrative expenses. General and administrative (“G&A”) expenses increased by $8.6 million to $28.7 million for the three months ended September 30, 2017 as compared to $20.1 million for the three months ended September 30, 2016. This increase is primarily due to an increase in our employee head count and unit and stock-based compensation for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. On a per unit basis, G&A expense decreased from $7.54 per BOE sold for the three months ended September 30, 2016 to $4.97 per BOE sold for the three months ended September 30, 2017.

Our G&A expenses include the non‑cash expense for unit and stock‑based compensation for equity awards granted to our employees and directors. For the three months ended September 30, 2017, stock‑based compensation expense was $18.1 million as compared to unit-based compensation of $12.3 million for the three months ended September 30, 2016. The increase is due to additional equity awards granted to employees as part of our 2016 Long Term Incentive Plan that was adopted in October 2016 in connection with our IPO.

Commodity derivative gain (loss). Primarily due to the increase in NYMEX crude oil futures prices at September 30, 2017 as compared to June 30, 2017 and change in fair value from the execution of new positions, we incurred a net loss on our commodity derivatives of $37.9 million for the three months ended September 30, 2017. Primarily due to the decrease in NYMEX crude oil futures prices at September 30, 2016 as compared to June 30, 2016 and change in fair value from the execution of new positions, we incurred a net gain on our commodity derivatives of $16.2 million for the three months ended September 30, 2016, including the amortization of premiums. These gains and losses are a result of our hedging program, which is used to mitigate our exposure to commodity price fluctuations. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program in the future. Therefore, we expect our net income (loss) to reflect the volatility of commodity price forward markets. Our cash flow will only be affected upon settlement of the transactions at the current market prices at that time. During the three months ended September 30, 2017, we received cash settlements of commodity derivatives totaling $3.2 million. During the three months ended September 30, 2016, we received cash settlements of commodity derivatives totaling $4.8 million.

Interest expense. Interest expense consists of interest expense on our long term debt, amortization of debt discount and debt issuance costs, net of capitalized interest. For the three months ended September 30, 2017, we recognized interest expense of approximately $15.1 million as compared to $31.2 million for the three months ended September 30, 2016, as a result of borrowings under our revolving credit facility, Second Lien Notes in 2016, our 2021 Senior Notes, our 2024 Senior Notes and the amortization of debt issuance costs and debt discount.

We incurred interest expense for the three months ended September 30, 2017 of approximately $16.5 million related to our 2021 Senior Notes, 2024 Senior Notes, and credit facility. We incurred interest expense for the three months ended September 30, 2016 of approximately $12.2 million related to our credit facility, Second Lien Notes, and our 2021 Senior Notes. Also included in interest expense for the three months ended September 30, 2017 and 2016 was the amortization of debt issuance costs and debt discount of $1.5 million and $15.9 million, respectively. For the three months ended September 30, 2017 and 2016, we capitalized interest expense of $2.9 million and $1.2 million, respectively. Also included in interest expense for the three months ended September 30, 2016 is a prepayment penalty of $4.3 million related to the Company's repayment of its Second Lien Notes in July 2016.

Income tax benefit. We recorded an income tax benefit for the three months ended September 30, 2017 of $17.1 million, resulting in effective tax rate of approximately 36.5%. Our effective tax rate for 2017 differs from the U.S. statutory income tax rate primarily due to the effects of state income taxes and estimated permanent taxable differences. For 2017, our combined federal and state statutory tax rate was 38.0%. For the three months ended September 30, 2016, we were not subject to U.S. federal income tax.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Oil sales revenues. Crude oil sales revenues increased by $133.7 million to $269.6 million for the nine months ended September 30, 2017 as compared to crude oil sales of $135.9 million for the nine months ended September 30, 2016. An increase in sales volumes between these periods contributed a $95.9 million positive impact, while an increase in crude oil prices contributed a $37.8 million positive impact.

For the nine months ended September 30, 2017, our crude oil sales averaged 23.8 MBbl/d. Our crude oil sales volume increased 71% to 6,496 MBbl for the nine months ended September 30, 2017 compared to 3,808 MBbl for the nine months ended September 30, 2016. The volume increase is primarily due to an increase in production from the completion of 172 gross wells from October 1, 2016 to September 30, 2017, partially offset by the natural decline of our existing properties.

The average price we realized on the sale of crude oil was $41.50 per Bbl for the nine months ended September 30, 2017 compared to $35.68 per Bbl for the nine months ended September 30, 2016.

Natural gas sales revenues. Natural gas sales revenues increased by $35.4 million to $63.1 million for the nine months ended September 30, 2017 as compared to natural gas sales revenues of $27.7 million for the nine months ended September 30, 2016. An increase in sales volumes between these periods contributed an $19.1 million positive impact, while an increase in natural gas prices contributed a $16.3 million positive impact.

For the nine months ended September 30, 2017, our natural gas sales averaged 79.5 MMcf/d. Natural gas sales volumes increased by 69% to 21,713 MMcf for the nine months ended September 30, 2017 as compared to 12,851 MMcf for the nine months ended September 30, 2016. The volume increase is primarily due to the completion of 172 gross wells from October 1, 2016 to September 30, 2017, partially offset by the natural decline on existing producing properties.

The average price we realized on the sale of our natural gas was $2.91 per Mcf for the nine months ended September 30, 2017 compared to $2.16 per Mcf for the nine months ended September 30, 2016.

NGL sales revenues. NGL sales revenues increased by $37.8 million to $57.6 million for the nine months ended September 30, 2017 as compared to NGL sales revenues of $19.8 million for the nine months ended September 30, 2016. An increase in sales volumes between these periods contributed a $16.3 million positive impact, while an increase in price contributed a $21.5 million positive impact.

For the nine months ended September 30, 2017, our NGL sales averaged 9.9 MBbl/d. NGL sales volumes increased by 82% to 2,695 MBbl for the nine months ended September 30, 2017 as compared to 1,479 MBbl for the nine months ended September 30, 2016. The volume increase is primarily due to the completion of 172 gross wells from October 1, 2016 to September 30, 2017, partially offset by the natural decline on existing producing properties. Our NGL sales are directly associated with our natural gas sales because our natural gas volumes are processed by third parties for both residue natural gas sales and NGL sales.

The average price we realized on the sale of our NGL was $21.36 per Bbl for the nine months ended September 30, 2017 compared to $13.37 per Bbl for the nine months ended September 30, 2016.

Lease operating expenses. Our LOE increased by $35.0 million to $75.8 million for the nine months ended September 30, 2017, from $40.8 million for the nine months ended September 30, 2016. The increase in LOE was primarily the result of an increase in producing wells.

On a per unit basis, LOE increased from $5.49 per BOE sold for the nine months ended September 30, 2016 to $5.91 per BOE sold for the nine months ended September 30, 2017. The increase in LOE was comprised of an increase in T&G expense of $19.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 and an increase in operating expenses of $15.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in LOE was primarily the result of an increase in both residue natural gas and NGL sales volumes and realized prices, resulting in collectively higher T&G fees.

Production taxes. Our production taxes increased by $16.4 million to $33.3 million for the nine months ended September 30, 2017 as compared to $16.9 million for the nine months ended September 30, 2016. The increase is primarily attributable to increased revenue as production taxes are calculated as a percentage of sales revenue. Production taxes as a percentage of sales revenue was 8.5% for the nine months ended September 30, 2017 as compared to 9.2% for the nine months ended September 30, 2016. The decrease in production taxes as a percentage of sales revenue relates to a change in the estimated tax rate for the nine months ended September 30, 2017.

Exploration expenses. Our exploration expenses were $24.4 million for the nine months ended September 30, 2017. We recognized $16.9 million in expense attributable to the extension of certain leases, $1.4 million attributable to exploratory geological and geophysical costs and $5.7 million in impairment expense attributable to the abandonment and impairment of unproved properties for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, we recognized $14.7 million in exploration expenses.

Depletion, depreciation, amortization and accretion expense. Our DD&A expense increased $72.2 million to $213.5 million for the nine months ended September 30, 2017 as compared to $141.3 million for the nine months ended September 30, 2016. This increase is due to an increase in volumes sold for the nine months ended September 30, 2017 as sales increased by approximately 5,380 MBoe. On a per unit basis, DD&A expense decreased from $19.02 per BOE for the nine months ended September 30, 2016 to $16.67 per BOE for the nine months ended September 30, 2017.

Impairment of long lived assets. Our impairment expense was $0.7 million for the nine months ended September 30, 2017. We recognized this expense when certain well equipment inventory was evaluated to have a net realizable value less than the associated carrying value, after it was determined to no longer be useful in our current drilling operations. We recognized $23.4 million of impairment expense for the nine months ended September 30, 2016. The impairment expense for the nine months ended September 30, 2016 is primarily related to impairment of the assets in our northern field. The future undiscounted cash flows did not exceed the carrying amount associated with the proved oil and gas properties in the northern field and it was determined that the proved oil and gas properties had no remaining fair value. Therefore, the full net book value of these proved oil and gas properties was impaired at September 30, 2016.

Other operating expenses. Other operating expenses for the nine months ended September 30, 2017 is comprised of a $0.5 million loss on the sale of property and equipment. Other operating expenses for the nine months ended September 30, 2016 is comprised of a $0.9 million rig termination fee in January 2016.

General and administrative expenses. G&A expenses increased by $42.7 million to $77.9 million for the nine months ended September 30, 2017 as compared to $35.2 million for the nine months ended September 30, 2016. This increase is primarily due to an increase in our employee head count and unit and stock-based compensation for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. On a per unit basis, G&A expense increased from $4.74 per BOE sold for the nine months ended September 30, 2016 to $6.08 per BOE sold for the nine months ended September 30, 2017.

Our G&A expenses include the non-cash expense for unit and stock-based compensation for equity awards granted to our employees and directors. For the nine months ended September 30, 2017, stock-based compensation expense was $46.7 million as compared to unit-based compensation of $14.9 million for the nine months ended September 30, 2016. The increase is due to additional equity awards granted to employees as part of our 2016 Long Term Incentive Plan that was adopted in October 2016 in connection with our IPO.

Commodity derivative gain (loss). Primarily due to the decrease in NYMEX crude oil futures prices at September 30, 2017 as compared to December 31, 2016 and change in fair value from the execution of new positions, we incurred a net gain on our commodity derivatives of $46.4 million for the nine months ended September 30, 2017. Primarily due to the increase in NYMEX crude oil futures prices at September 30, 2016 as compared to December 31, 2015 and change in fair value from the execution of new positions, we incurred a net loss on our commodity derivatives of $62.4 million for the nine months ended September 30, 2016, including the amortization of premiums. These gains and losses are a result of our hedging program, which is used to mitigate our exposure to commodity price fluctuations. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program. Therefore, we expect our net income (loss) to reflect the volatility of commodity price forward markets. Our cash flow will only be affected upon settlement of the transactions at the current market prices at that time. During the nine months ended

September 30, 2017, we paid cash settlements of commodity derivatives totaling $6.0 million. During the nine months ended September 30, 2016, we received cash settlements of commodity derivatives totaling $37.9 million.

Interest expense. Interest expense consists of interest expense on our long term debt, amortization of debt discount and debt issuance costs, net of capitalized interest. For the nine months ended September 30, 2017, we recognized interest expense of approximately $33.8 million as compared to $57.9 million for the nine months ended September 30, 2016, as a result of borrowings under our revolving credit facility, Second Lien Notes in 2016, our 2021 Senior Notes, our 2024 Senior Notes and the amortization of debt issuance costs and debt discount.

We incurred interest expense for the nine months ended September 30, 2017 of approximately $39.2 million related to our 2024 Senior Notes, 2021 Senior Notes and credit facility. We incurred interest expense for the nine months ended September 30, 2016 of approximately $38.9 million related to our Second Lien Notes, our 2021 Senior Notes and credit facility. Also included in interest expense for the nine months ended September 30, 2017 and 2016 was the amortization of debt issuance costs and debt discount of $3.2 million and $18.3 million, respectively. For the nine months ended September 30, 2017 and 2016, we capitalized interest expense of $8.6 million and $3.6 million, respectively. Also included in interest expense for the nine months ended September 30, 2016 is a prepayment penalty of $4.3 million related to the Company's repayment of its Second Lien Notes in July 2016.

Income tax benefit. We recorded an income tax benefit for the nine months ended September 30, 2017 of $7.6 million, resulting in effective tax rate of approximately 35.3%. Our effective tax rate for 2017 differs from the U.S. statutory income tax rate primarily due to the effects of state income taxes and estimated permanent taxable differences. For 2017, our combined federal and state statutory tax rate was 38.0%. For the nine months ended September 30, 2016, we were not subject to U.S. federal income tax.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our revolving credit facility. Depending upon market conditions and other factors, we may also issue equity and debt securities if needed.

Historically, our primary sources of liquidity have been borrowings under our revolving credit facility, our Second Lien Notes, proceeds from the offerings of our 2021 Senior Notes and 2024 Senior Notes (please refer to Note 4 – Long Term Debt), equity provided by investors, including our management team, proceeds from the IPO and a private placement of our common stock and cash flows from operations. To date, our primary use of capital has been for the acquisition of oil and gas properties to increase our acreage position, as well as development and exploration of oil and gas properties. Our borrowings, net of unamortized debt discount and debt issuance costs, were approximately $932.6 million and $538.1 million at September 30, 2017, and December 31, 2016, respectively. We also have other contractual commitments, which are described in Note 11 – Commitments and Contingencies in Part I, Item I, Financial Information of this Quarterly Report.

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

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and available borrowings under our revolving credit facility to execute our current capital program, excluding any acquisitions we may consummate, make our interest payments on the 2021 Senior Notes and 2024 Senior Notes and pay dividends on our Series A Preferred Stock.

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

Our initial 2017 capital budget was approximately $795 million to $935 million, substantially all of which we intend to allocate to the Core DJ Basin. We intend to allocate approximately $675 million to $775 million of our 2017 capital budget to the drilling of 185 to 190 gross operated wells and the completion of 190 to 195 gross operated wells, approximately $60 to $80 million of non-operated drilling and completion, and approximately $60 million to $80 million to undeveloped leasehold acquisitions, midstream, and other capital expenditures. We are currently running a three rig program and plan to remain with a three rig program throughout 2017.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$141,736	$97,563
Net cash used in investing activities	$(995,062)	$(280,546)
Net cash provided by financing activities	$378,729	$87,263

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net cash provided by operating activities. For the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, our net cash provided by operating activities increased by $44.2 million, primarily due to an increase in operating revenues, net of expenses, of $148.3 million from increased sales volumes and prices and a decrease in cash due to changes in current assets and liabilities of $52.7 million for the nine months ended September 30, 2017 compared to September 30, 2016. Offsetting these increases was a decrease in settlements on commodity derivatives of $51.9 million.

Net cash used in investing activities. For the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, our net cash used in investing activities increased by $714.5 million primarily due to an increase of $798.8 million used in acquisitions, drilling and completion activities and other property and equipment for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Offsetting this increase was the change in cash held in escrow of $84.2 million.

Net cash provided by financing activities. For the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, our net cash provided by financing activities increased by $291.5 million, as a result of an increase of $419.9 million from the issuance of debt and a reduction in our expenditures for debt issuance costs. The increase from the issuance of debt is primarily due to the August 2017 issuance of our 2024 Senior Notes for net proceeds of $392.6 million. Additionally, for the nine months ended September 30, 2017 compared to September 30, 2016 our net cash provided by financing activities decreased by $120.8 million related to the issuance of units during the nine months ended September 30, 2016 and $7.7 million related to dividend payments on our Series A Preferred Stock during the nine months ended September 30, 2017.

Working Capital

Our working capital deficit was $8.6 million at September 30, 2017. Our working capital was $379.1 million at December 31, 2016. Our cash balances totaled $114.1 million and $588.7 million at September 30, 2017 and December 31, 2016, respectively.

Due to the amounts that we incur related to our drilling and completion program and the timing of such expenditures, we may incur working capital deficits in the future. We expect that our cash flows from operating activities and availability under our revolving credit facility will be sufficient to fund our working capital needs. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil, natural gas and NGL production will be the largest variables affecting our working capital.

Debt Arrangements

Our revolving credit facility has a maximum credit amount of $1.5 billion, subject to a borrowing base, and all of our current and future subsidiaries are guarantors under such facility. Amounts repaid under our revolving credit facility may be re-borrowed from time to time, subject to the terms of the facility. For more information on the revolving credit facility, please see Note 4 — Long-Term Debt in Part 1, Item 1. Financial Information of this Quarterly Report. The revolving credit facility is secured by liens on substantially all of our properties.

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

In August 2017, we closed a private offering of our unsecured 7.375% Senior Notes due 2024 that resulted in net proceeds of approximately $392.6 million. Our 2024 Senior Notes bear interest at an annual rate of 7.375%. Interest on our 2024 Senior Notes is payable on May 15 and November 15 of each year commencing on November 15, 2017. Our 2024 Senior Notes will mature on May 15, 2024. Our 2024 Senior Notes are guaranteed by all of our current and future restricted subsidiaries.

Revolving Credit Facility

The amount available to be borrowed under our revolving credit facility is subject to a borrowing base that is redetermined semiannually on August 1, 2017 and each May 1 and November 1 thereafter, and will depend on the volumes of our proved oil and gas reserves and estimated cash flows from these reserves and other information deemed relevant by the administrative agent under our revolving credit facility. As of September 30, 2017, the borrowing base was $375.0 million, and there were no borrowings outstanding under our revolving credit facility. In October 2017, the Company completed the August 1, 2017 borrowing base redetermination. As a result of the redetermination, the borrowing base increased to $525.0 million.
Principal amounts borrowed will be payable on the maturity date, and interest will be payable quarterly for alternate base rate loans and at the end of the applicable interest period for Eurodollar loans. We have a choice of borrowing in Eurodollars or at the alternate base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the product of: (a) the LIBOR rate, multiplied by (b) a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the reserve percentages (expressed as a decimal) on such date at which the administrative agent under our revolving credit facility is required to maintain reserves on ‘Eurocurrency Liabilities’ as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 200 to 300 basis points, depending on the percentage of our borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the adjusted one-month LIBOR rate (as calculated above) plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the percentage of our borrowing base utilized. As of September 30, 2017, we had no outstanding borrowings under our revolving credit facility. We may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.
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

The revolving credit facility requires us to maintain the following financial ratios:

•
a current ratio, which is the ratio of our consolidated current assets (includes unused commitments under our revolving credit facility and unrestricted cash and excludes derivative assets) to our consolidated current liabilities (excludes obligations under our revolving credit facility, the senior notes and certain derivative liabilities), of not less than 1.0 to 1.0 as of the last day of any fiscal quarter; and

•
a net leverage ratio, which is the ratio of (i) consolidated debt less cash balances to (ii) our consolidated EBITDAX for the four fiscal quarter period most recently ended, not to exceed 4.0 to 1.0 as of the last day of such fiscal quarter; provided that (a) for the quarter ended September 30, 2017, consolidated EBITDAX will be based on the last six months’ consolidated EBITDAX multiplied by 2, (b) for the quarter ending December 31, 2017, consolidated EBITDAX will be based on the last nine months' consolidated EBITDAX multiplied by 4/3, and (c) for the quarters ending on or after March 31, 2018, consolidated EBITDAX will be based on the last twelve months’ consolidated EBITDAX.

In August 2017, we amended and restated the revolving credit facility to, among other things, (i) increase the total aggregate commitment to $1.5 billion, subject to an initial borrowing base of $375.0 million, and (ii) increase the letter of credit sublimit to $50.0 million. The revolving credit facility matures on the earlier of (a) August 16, 2022, (b) January 15, 2021 if (and only if) the Company's 2021 Senior Notes (as defined below) have not been refinanced or repaid in full on or prior to January 15, 2021, (c) April 15, 2021, if (and only if) (i) the Series A Preferred Stock of the Company (the "Series A Preferred Stock") have not been converted into common equity or redeemed prior to April 15, 2021, and (ii) prior to April 15, 2021, the maturity date of the Series A Preferred Stock has not been extended to a date that is no earlier than six months after August 16, 2022 or (d) the earlier termination in whole of the commitments.

In October 2017, we amended the revolving credit facility to, among other things, (i) provide for the joinder of new lenders, (ii) increase the borrowing base under the credit facility from $375.0 million to $525.0 million, and (iii) amend certain provisions of the credit agreement, including the commitments and allocations of each lender.

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

2024 Senior Notes

In August 2017, we closed a private offering of our 2024 Senior Notes that resulted in net proceeds of approximately $392.6 million. Our 2024 Senior Notes bear interest at an annual rate of 7.375%. Interest on our 2024 Senior Notes is payable on May 15 and November 15 of each year, and the first interest payment will be due on November 15, 2017. Our 2024 Senior Notes will mature on May 15, 2024.

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, which provides clarification and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. For public entities, the new guidance is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal years beginning after December 15, 2016, including the interim reporting periods within that fiscal year. The Company is currently evaluating the impact of adopting this ASU, however it is not expected to have a significant effect on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, which provided clarification regarding the guidance on accounting for the derecognition of nonfinancial assets. For public entities, the new guidance is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. The Company is currently evaluating this new standard to determine the potential impact to its financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. For public entities, the new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating this ASU and believes it could have a material impact to its financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. For public entities, the new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in the financial statements that have been issued. The Company is currently evaluating this ASU and believes it could have a material impact to its financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, which intends to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This amendment will be effective retrospectively for reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU, however it is not expected to have a significant effect on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, which addresses eight specific cash flow issues, including presentation of debt prepayments or debt extinguishment costs, with the objective of reducing the existing diversity in practice. In addition, in November 2016, the FASB issued ASU No. 2016-18, which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. For public entities, the new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating this ASU to determine the potential impact to its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-06, which clarifies the requirements to assess whether an embedded put or call option is clearly and closely related to the debt host, solely in accordance with the four step decision sequence in FASB ASB Topic 815, Derivatives and Hedging, as amended by this ASU. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and should be applied using a modified retrospective approach. The Company adopted this ASU in the first quarter of 2017 and the adoption of this ASU did not have a material impact on the its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, which requires lessee recognition on the balance sheet of a right of use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight line basis. Finally, it requires classification of all cash payments within operating activities in the statements of cash flows. It is effective for fiscal years commencing after December 15, 2018 and early adoption is permitted. In September 2017, the FASB issued ASU No. 2017-13, which provided additional implementation guidance. The Company is currently evaluating the impact this ASU will have on its financial statements and related disclosures and developing a strategy for implementation.

In May 2014, the FASB issued ASU No. 2014-09, which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The ASU allows for the use of either the full or modified retrospective transition method. In August 2015, the FASB issued ASU No. 2015-14, which deferred ASU No. 2014-09 for one year, and is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of reporting periods beginning after December 15, 2016. The FASB subsequently issued ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-11, ASU No. 2016-12, ASU No. 2016-20, and ASU No. 2017-13, which provided additional implementation guidance. The Company is in the final stages of its review of contracts in each of its revenue streams and has developed accounting policies to address the provisions of this ASU. While the Company does not expect operating income (loss) to be materially impacted, the Company does expect total revenues and total expenses to change as a result of certain percentage of proceeds contracts. Further, the Company has begun evaluating the design of its pre-adoption and adoption controls and expects new or modification of certain controls to address risks associated with recognizing revenue under the new standard as we continue the implementation process. The Company will continue to evaluate the impact of this and other provisions of the ASU on its accounting policies, internal controls, and consolidated financial statements and related disclosures and has not finalized any estimates of the potential impacts. The Company will adopt this new standard on January 1, 2018, using the modified retrospective method with a cumulative adjustment to retained earnings.

Impact of Inflation/Deflation and Pricing

All of our transactions are denominated in U.S. dollars. Typically, as prices for oil and natural gas increase, associated costs rise. Conversely, as prices for oil and natural gas decrease, costs decline. Cost declines tend to lag and may not adjust downward in proportion to decline commodity prices. Historically, field-level prices received for our oil and natural gas production have been volatile. During the years ended December 31, 2014 and 2015, commodity prices decreased, while during the year ended December 31, 2016, commodity prices increased and remained stable during the nine months ended September 30, 2017. Changes in commodity prices impact our revenues, estimates of reserves, assessments of any impairment of oil and natural gas properties, as well as values of properties being acquired or sold. Price changes have the potential to affect our ability to raise capital, borrow money, and retain personnel.

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

The following tables present our derivative positions related to crude oil and natural gas sales in effect as of September 30, 2017:

	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
NYMEX WTI(1) Crude Swaps:
Notional volume (Bbl)	1,850,000	1,500,000	1,500,000	1,050,000	1,050,000	—	—
Weighted average fixed price ($/Bbl)	$50.64	$50.70	$50.70	$52.91	$52.91
NYMEX WTI(1) Crude Sold Calls:
Notional volume (Bbl)	1,200,000	1,735,000	1,335,000	1,560,000	1,560,000	1,500,000	1,500,000
Weighted average fixed price ($/Bbl)	$53.04	$55.60	$56.22	$55.63	$55.63	$55.10	$55.10
NYMEX WTI(1) Crude Sold Puts:
Notional volume (Bbl)	3,225,000	3,269,400	3,269,400	2,400,000	2,400,000	1,500,000	1,500,000
Weighted average purchased put price ($/Bbl)	$37.19	$38.14	$38.14	$40.00	$40.00	$39.70	$39.70
NYMEX WTI(1) Crude Purchased Calls:
Notional volume (Bbl)	450,000	285,000	285,000	210,000	210,000	—	—
Weighted average fixed price ($/Bbl)	$61.65	$60.69	$60.69	$59.69	$59.69
NYMEX WTI(1) Crude Purchased Puts:
Notional volume (Bbl)	1,800,000	2,219,400	1,919,400	1,350,000	1,350,000	1,500,000	1,500,000
Weighted average purchased put price ($/Bbl)	$42.13	$46.15	$45.71	$49.51	$49.51	$49.37	$49.37
NYMEX HH(2) Natural Gas Swaps:
Notional volume (MMBtu)	7,420,000	10,500,000	9,300,000	8,700,000	8,700,000	—	—
Weighted average fixed price ($/MMBtu)	$3.06	$3.30	$3.03	$3.03	$3.03
NYMEX HH(2) Natural Gas Sold Calls:
Notional volume (MMBtu)	—	600,000	600,000	600,000	600,000	—	—
Weighted average sold call price ($/MMBtu)		$3.15	$3.15	$3.15	$3.15
NYMEX HH(2) Natural Gas Purchased Puts:
Notional volume (MMBtu)	—	600,000	600,000	600,000	600,000	—	—
Weighted average purchased put price ($/MMBtu)		$3.00	$3.00	$3.00	$3.00
CIG(3) Basis Gas Swaps:
Notional volume (MMBtu)	5,215,000	6,300,000	—	—	—	—	—
Weighted average fixed basis price ($/MMBtu)	$(0.31)	$(0.31)

(1)	NYMEX WTI refers to West Texas Intermediate crude oil price on the New York Mercantile Exchange

(2)	NYMEX HH refers to the Henry Hub natural gas price on the New York Mercantile Exchange

(3)	CIG refers to the NYMEX HH settlement price less the fixed basis price, the Rocky Mountains (CIGC) settlement price.

As of September 30, 2017, the fair market value of our oil derivative contracts was a net liability of $12.9 million. Based on our open oil derivative positions at September 30, 2017, a 10% increase in the NYMEX WTI price would increase our net oil derivative liability by approximately $69.9 million, while a 10% decrease in the NYMEX WTI price would decrease our net oil derivative liability by approximately $60.7 million. As of September 30, 2017, the fair market value of our natural gas derivative contracts was a net asset of $2.6 million. Based upon our open commodity derivative positions at September 30, 2017, a 10% increase in the NYMEX Henry Hub price would decrease our net natural gas derivative asset by approximately $13.6 million, while a 10% decrease in the NYMEX Henry Hub price would increase our net natural gas derivate asset by approximately $13.6 million. Please see “—How We Evaluate Our Operations—Derivative Arrangements.”

Counterparty and Customer Credit Risk

Our cash and cash equivalents are exposed to concentrations of credit risk. We manage and control this risk by investing these funds with major financial institutions. We often have balances in excess of the federally insured limits.

We sell oil, natural gas and NGL to various types of customers, including pipelines and refineries. Credit is extended based on an evaluation of the customer’s financial conditions and historical payment record. The future availability of a ready market for oil, natural gas and NGL depends on numerous factors outside of our control, none of which can be predicted with certainty. For the nine months ended September 30, 2017, we had certain major customers that exceeded 10% of total oil, natural gas and NGL revenues. We do not believe the loss of any single purchaser would materially impact our operating results because oil, natural gas and NGL are fungible products with well-established markets and numerous purchasers.

At September 30, 2017, we had commodity derivative contracts with six counterparties. We do not require collateral or other security from counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting agreements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review. Three of the six counterparties to the derivative instruments are highly rated entities with corporate ratings at A3 classifications or above by Moody’s. The other three counterparties had a corporate rating of Baa1 by Moody’s. For the three and nine months ended September 30, 2017 and 2016, we did not incur any losses with respect to counterparty contracts. None of our existing derivative instrument contracts contains credit risk related contingent features.

Interest Rate Risk

At September 30, 2017, we had no variable rate debt outstanding. Assuming we had the full amount of variable-rate debt outstanding available to us at September 30, 2017 of $375.0 million, the impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $3.8 million. We may begin entering into interest rate swap arrangements on a portion of our outstanding debt to mitigate the risk of fluctuations in LIBOR if we have variable-rate debt outstanding in the future. Please see “—Liquidity and Capital Resources—Debt Arrangements.”

Off‑Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements other than operating leases, contractual commitments for drilling rigs, gathering commitments, and acquisitions of undeveloped leasehold acreage. Additionally, our oil marketer is subject to a firm transportation agreement with a make-whole provision that allows us to satisfy any minimum volume commitment deficiencies incurred by our oil marketer with future barrels of crude oil in excess of their minimum volume commitment through October 31, 2018. Please see Note 11 – Commitments and Contingencies in Part 1, Item 1 of this Quarterly Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found in Note 11 – Commitments and Contingencies, to our condensed consolidated financial statements included elsewhere in this report.

We are currently in discussions with the Colorado Department of Public Health and Environment (“CDPHE”) regarding a Compliance Advisory issued to us in July 2015, which alleged air quality violations at three of our facilities regarding leakages of volatile organic compounds from storage tanks, all of which were promptly addressed. We continue to work with the CDPHE on its investigation into our facilities and it intends to seek a field-wide administrative settlement of these issues. At this time, we anticipate the remediation and compliance costs that this matter may impose upon us to be an immaterial amount.

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

4.2
Second Supplemental Indenture, dated December 22, 2016 by and among Extraction Oil & Gas, Inc., Extraction Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.3
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

10.2
Amended and Restated Credit Agreement, dated as of August 16, 2017, by and between Extraction Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent and issuing lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on August 21, 2017).

10.3
Increase Agreement, Joinder and Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 11, 2017, by and between Extraction Oil & Gas, Inc., as borrower, certain subsidiaries of the Company, as guarantors, Wells Fargo Bank, National Association, as administrative agent and issuing lender and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on October 13, 2017).

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

Date: November 7, 2017.

Extraction Oil & Gas, Inc.

By:	/S/ MARK A. ERICKSON
Mark A. Erickson
Chairman and Chief Executive Officer (principal executive officer)

By:	/S/ RUSSELL T. KELLEY, JR.
Russell T. Kelley, Jr.
Chief Financial Officer (principal financial officer)