Form 10-Q
period 2018-03-31
Extraction Oil & Gas, Inc.
filed 2018-05-08
CIK 1655020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

The total number of shares of common stock, par value $0.01 per share, outstanding as of May 4, 2018 was 175,729,521.

EXTRACTION OIL & GAS, INC.

GLOSSARY OF OIL AND GAS TERMS

Unless indicated otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q (“Quarterly Report”) to the "Company," “Extraction,” "us," "we," "our," or "ours" or like terms refer to Extraction Oil & Gas, Inc., together with its consolidated subsidiaries. When the context requires, we refer to these entities separately.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$15,363	$6,768
Accounts receivable
Trade	61,552	46,047
Oil, natural gas and NGL sales	91,674	93,301
Inventory and prepaid expenses	14,975	13,017
Commodity derivative asset	5,960	4,132
Assets held for sale	12,987	—
Total Current Assets	202,511	163,265
Property and Equipment (successful efforts method), at cost:
Proved oil and gas properties	3,204,966	3,011,526
Unproved oil and gas properties	687,485	686,968
Wells in progress	160,483	127,418
Less: accumulated depletion, depreciation and amortization	(803,652)	(709,662)
Net oil and gas properties	3,249,282	3,116,250
Other property and equipment, net of accumulated depreciation	43,033	37,318
Net Property and Equipment	3,292,315	3,153,568
Non-Current Assets:
Commodity derivative asset	1,422	—
Goodwill and other intangible assets, net of accumulated amortization	55,839	55,453
Other non-current assets	13,112	12,383
Total Non-Current Assets	70,373	67,836
Total Assets	$3,565,199	$3,384,669
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$175,508	$211,581
Revenue payable	79,465	52,805
Production taxes payable	37,924	37,444
Commodity derivative liability	88,982	67,428
Accrued interest payable	19,105	23,807
Asset retirement obligations	9,988	6,873
Total Current Liabilities	410,972	399,938
Non-Current Liabilities:
Credit facility	100,000	90,000
Senior Notes, net of unamortized debt issuance costs	1,130,996	933,361
Production taxes payable	82,347	57,982
Commodity derivative liability	13,928	17,274
Other non-current liabilities	6,809	5,973
Asset retirement obligations	60,372	62,667
Deferred tax liability	28,226	42,326
Total Non-Current Liabilities	1,422,678	1,209,583
Total Liabilities	1,833,650	1,609,521
Commitments and Contingencies—Note 11
Series A Convertible Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 185,280 issued and outstanding	159,831	158,383
Stockholders' Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 175,706,368 and 172,059,814 issued and outstanding	1,718	1,718
Additional paid-in capital	2,124,052	2,114,795
Treasury stock, at cost, 331,305 and 165,385 shares	(4,414)	(2,105)
Accumulated deficit	(549,638)	(497,643)
Total Stockholders' Equity	1,571,718	1,616,765
Total Liabilities and Stockholders' Equity	$3,565,199	$3,384,669
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Oil sales	$180,263	$52,128
Natural gas sales	24,081	19,897
NGL sales	25,871	17,614
Total Revenues	230,215	89,639
Operating Expenses:
Lease operating expenses	20,703	12,036
Transportation and gathering	7,539	10,287
Production taxes	20,323	6,453
Exploration expenses	7,267	10,812
Depletion, depreciation, amortization and accretion	96,207	50,653
Impairment of long lived assets	—	675
Other operating expenses	—	451
Acquisition transaction expenses	—	68
General and administrative expenses	30,969	25,688
Total Operating Expenses	183,008	117,123
Operating Income (Loss)	47,207	(27,484)
Other Income (Expense):
Commodity derivatives gain (loss)	(50,328)	50,422
Interest expense	(63,302)	(9,660)
Other income	328	568
Total Other Income (Expense)	(113,302)	41,330
Income (Loss) Before Income Taxes	(66,095)	13,846
Income tax benefit (expense)	14,100	(5,130)
Net Income (Loss)	$(51,995)	$8,716
Income (Loss) Per Common Share (Note 10)
Basic and diluted	$(0.32)	$0.03
Weighted Average Common Shares Outstanding
Basic and diluted	174,213	171,835

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total Stockholders' Equity
Balance at January 1, 2018	172,060	$1,718	165	$(2,105)	$2,114,795	$(497,643)	$1,616,765
Stock-based compensation	2,794	—	—	—	15,721	—	15,721
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,438)	—	(1,438)
Repurchase of common stock	—	—	166	(2,309)	—	—	(2,309)
Shares issued under LTIP, including payment of tax withholdings using withheld shares	852	—	—	—	(2,305)	—	(2,305)
Net loss	—	—	—	—	—	(51,995)	(51,995)
Balance at March 31, 2018	175,706	$1,718	331	$(4,414)	$2,124,052	$(549,638)	$1,571,718

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(51,995)	$8,716
Reconciliation of net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	96,207	50,653
Abandonment and impairment of unproved properties	3,923	2,735
Impairment of long lived assets	—	675
Loss on sale of property and equipment	—	451
Amortization of debt issuance costs	10,442	845
Deferred rent	785	101
Commodity derivatives (gain) loss	50,328	(50,422)
Settlements on commodity derivatives	(22,293)	(9,129)
Premiums paid on commodity derivatives	(12,117)	—
Earnings in unconsolidated affiliate	(339)	—
Distributions from unconsolidated affiliate	339	—
Make-whole premium paid on 2021 Senior Notes	35,600	—
Deferred income tax (benefit) expense	(14,100)	5,130
Stock-based compensation	15,721	15,745
Changes in current assets and liabilities:
Accounts receivable—trade	(15,351)	1,096
Accounts receivable—oil, natural gas and NGL sales	1,627	3,000
Inventory and prepaid expenses	(353)	140
Accounts payable and accrued liabilities	(24,046)	(7,913)
Revenue payable	26,660	(663)
Production taxes payable	24,845	9,248
Accrued interest payable	(4,702)	(10,473)
Asset retirement expenditures	(1,927)	(602)
Net cash provided by operating activities	119,254	19,333
Cash flows from investing activities:
Oil and gas property additions	(258,069)	(334,606)
Acquired oil and gas properties	—	(3,830)
Sale of property and equipment	—	2,000
Other property and equipment additions	(7,153)	(3,231)
Distributions from unconsolidated affiliate, return of capital	137	—
Net cash used in investing activities	(265,085)	(339,667)
Cash flows from financing activities:
Borrowings under credit facility	245,000	—
Repayments under credit facility	(235,000)	—
Proceeds from the issuance of 2026 Senior Notes	739,664	—
Repayments of 2021 Senior Note	(550,000)	—
Make-whole premium paid on 2021 Senior Notes	(35,600)	—
Repurchase of shares	(2,309)	—
Payment of employee payroll withholding taxes	(2,305)	—
Dividends on Series A Preferred Stock	(2,721)	(2,237)
Debt issuance costs	(2,105)	(14)
Equity issuance costs	(198)	(1,482)
Net cash provided by (used in) financing activities	154,426	(3,733)
Increase (decrease) in cash, cash equivalents and restricted cash	8,595	(324,067)
Cash, cash equivalents and restricted cash at beginning of period	6,768	630,936
Cash, cash equivalents and restricted cash at end of the period	$15,363	$306,869
Supplemental cash flow information:
Property and equipment included in accounts payable and accrued liabilities	$137,443	$71,308
Cash paid for interest	$24,534	$21,749
Accretion of beneficial conversion feature of Series A Preferred Stock	$1,438	$1,296

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, which provides clarification and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. For public entities, the new guidance was effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company adopted this ASU on January 1, 2018 and the adoption of this ASU did not have a material impact on the consolidated financial statements and related disclosures

In February 2017, the FASB issued ASU No. 2017-05, which provided clarification regarding the guidance on accounting for the derecognition of nonfinancial assets. For public entities, the new guidance was effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. The Company adopted this ASU on January 1, 2018 and the adoption of this ASU did not have a material impact on the consolidated financial statements and related disclosures

In January 2017, the FASB issued ASU No. 2017-04, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. For public entities, the new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this ASU, however it is not expected to have a significant effect on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. For public entities, the new guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU on January 1, 2018 and the adoption of this ASU did not have a material impact on the consolidated financial statements and related disclosures; however, this standard may result in more transactions being accounted for as asset acquisitions rather than business combinations.

In November 2016, the FASB issued ASU No. 2016-18, which intends to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This amendment was effective retrospectively for reporting periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018 and the retrospective adoption increased the Company's beginning and ending cash balances within the statement of cash flows for the three months ended March 31, 2017. The adoption had no other material impact on the cash flow statement and had no impact on the Company's results of operations or financial position.

The following table provides a reconciliation and cash, cash equivalents and restricted cash reports within the consolidated balance sheets to the consolidated statement of cash flows:

	As of
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$15,363	$6,768	$284,551	$588,736
Restricted cash included in cash held in escrow	—	—	22,318	42,200
	$15,363	$6,768	$306,869	$630,936

In August 2016, the FASB issued ASU No. 2016-15, which addresses eight specific cash flow issues, including presentation of debt prepayments or debt extinguishment costs, with the objective of reducing the existing diversity in practice. For public entities, the new guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU on January 1, 2018, which requires current period make-whole premiums to be presented in financing activities in the statement of cash flows and prior period debt prepayment costs to be reclassified from operating activities to financing activities in the statement of cash flows; however, there will be no impact to the total change in cash and cash equivalents from period to period.

In February 2016, the FASB issued ASU No. 2016-02, which requires lessee recognition on the balance sheet of a right of use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight line basis. Finally, it requires classification of all cash payments within operating activities in the statements of cash flows. It is effective for fiscal years commencing after December 15, 2018 and early adoption is permitted. The FASB subsequently issued ASU No. 2017-13 and ASU No. 2018-01, which provided additional implementation guidance. The Company is currently evaluating the impact this ASU will have on the consolidated financial statements and related disclosures. As a part of the assessment work to-date, the Company has developed an implementation strategy, engaged an external consulting firm and is assessing the completeness of the lease population.

In May 2014, the FASB issued ASU No. 2014-09, which establishes a comprehensive new revenue recognition model, referred to as ASC 606 - Revenue from Contracts with Customers, designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The ASU allows for the use of either the full or modified retrospective transition method. In August 2015, the FASB issued ASU No. 2015-14, which deferred ASU No. 2014-09 for one year, and was effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The FASB subsequently issued ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-11, ASU No. 2016-12, ASU No. 2016-20, ASU No. 2017-13 and ASU No. 2017-14, which provided additional implementation guidance. Refer to —Adoption of ASC 606 for more information.

Adoption of ASC 606

On January 1, 2018, the Company adopted ASC 606 - Revenue from Contracts with Customers ("ASC 606"). The Company adopted ASC 606 using the modified retrospective method to apply the new standard to all new contracts entered into on or after January 1, 2018 and all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance. ASC 606 supersedes previous revenue recognition requirements in ASC 605 and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The impact of adoption in the current period results are as follows (in thousands):

	For the Three Months Ended March 31, 2018
	Under ASC 606	Under ASC 605	Change
Revenues:
Oil sales	$180,263	$180,263	$—
Natural gas sales	24,081	27,341	(3,260)
NGL sales	25,871	30,755	(4,884)
Total Revenues	230,215	238,359	(8,144)
Operating Expenses:
Transportation and gathering	$7,539	$15,683	$(8,144)
Net Loss	$(51,995)	$(51,995)	$—

Changes to sales of natural gas and NGL, and transportation and gathering expenses are due to the conclusion that certain midstream processing entities are the Company's customer in natural gas processing and marketing agreements in accordance with the five-step process in ASC 606. This is a change from previous conclusions reached for these agreements utilizing the principal versus agent indicators under ASC 605 where the Company determined it was the principal, the midstream processor was the agent and the third-party end user was its customer. As a result, the Company modified its presentation of revenues and operating expenses for these agreements. Revenues related to these agreements are now presented on a net basis for proceeds expected to be received from the midstream processing entity.

Transportation and gathering expense related to other agreements, incurred prior to the transfer of control to the customer at the tailgate of the natural gas processing facilities will continue to be presented as transportation and gathering expense.

Revenues from Contracts with Customers

Sales of oil, natural gas and NGL are recognized at the point control of the commodity is transferred to the customer and collectability is reasonably assured. The majority of the Company's contracts' pricing provisions are tied to a commodity market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the oil or natural gas, and prevailing supply and demand conditions. As a result, the price of the oil, natural gas and NGL fluctuates to remain competitive with the other available oil, natural gas and NGL supplies.

Oil Sales

Under the Company's crude purchase and marketing contracts, the Company generally sells oil production at the wellhead and collects an agreed-upon index price, net of pricing differentials. In this scenario, the Company recognizes revenue when control transfers to the purchaser at the wellhead at the net price received.

Natural Gas and NGL Sales

Under the Company's natural gas processing contracts, the Company delivers natural gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity's system. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sales of NGL and residue gas. In these scenarios, we evaluate whether we are the principal or the agent in the transaction, and the point at which control of the hydrocarbons transfer to the customer. For those contracts where the Company has concluded the midstream processing entity is the Company's agent and the third-party end user is its customer (generally the Company's fixed-fee gathering and processing agreements), the Company recognizes revenue on a gross basis, with transportation and gathering expense presented as an operating expense in the consolidated statements of operations. Alternatively, for those contracts where the Company has concluded the midstream processing entity is its customer and controls the hydrocarbons (generally the Company's percentage of proceeds gathering and processing agreements), the Company recognizes natural gas and NGL revenues based on the net amount of the proceeds received from the midstream processing company.

In certain natural gas processing agreements, the Company may elect to take its residue gas and/or NGL in-kind at the tailgate of the midstream entity's processing plant and subsequently market the product. Through the marketing process, the Company delivers product to the third-party purchaser at a contractually agreed-upon delivery point and receive a specified index price from the purchaser. In this scenario, the Company recognizes revenue when the control transfers to the purchaser at the delivery point based on the index price received from the purchaser. The gathering and processing expense attributable to the gas processing contracts, as well as any transportation expense incurred to deliver the product to the purchase, are presented as transportation and gathering expense in the condensed consolidated statements of operations.

Performance Obligations

A significant number of the Company's product sales are short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price of a contract that has an original expected duration of one year or less.

For the Company's product sales that have a contract term greater than one year, the Company has utilized the practical expedient in ASC 606-10-50-14(a), which states the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, each unit of product generally represents a separate performance obligation; therefore future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

The Company records revenue on its oil, natural gas and NGL sales at the time production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and NGL sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the customer and the net commodity price that will be received for the sale of these commodity products. The Company records the differences between the revenue estimated and the actual amounts received for product sales in the month that payment is received from the customer. The Company has internal controls over its revenue estimation process and related accruals, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the period from January 1, 2018 to March 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

Contract Balances

Under the Company's various sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company's product sales contracts do not give rise to contract assets or liabilities under ASC 606.

The following table presents the Company's revenues disaggregate by revenue source. Transportation and gathering costs in the following table are not all of the transportation and gathering expenses that the Company incurs, only the expenses that are netted against revenues pursuant to ASC 606. Prior period amounts have not been adjusted under the modified retrospective method.

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Oil sales	$180,263	$52,128
Natural gas sales	27,341	19,897
NGL sales	30,755	17,614
Transportation and gathering included in revenues	(8,144)	—
Total Revenues	$230,215	$89,639

Other than as disclosed above or in the Company’s Annual Report, there are no other accounting standards applicable to the Company that would have a material effect on the Company’s consolidated financial statements and related disclosures that have been issued but not yet adopted by the Company through the date of this filing.

Note 3—Acquisitions and Divestitures

Assets Held for Sale

In April 2018, the Company completed various sales of its interests in approximately 15,100 net acres of leasehold and primarily non-producing properties for aggregate sales proceeds of approximately $72.0 million, subject to customary purchase price adjustments, and classified these assets as held for sale on the condensed consolidated balance sheets.

The following table presents the information related to the assets held for sale in the March 31, 2018 condensed consolidated balance sheet (in thousands):

Assets:
Property and equipment
Proved oil and gas properties, net	$2,826
Unproved oil and gas properties	7,847
Wells in progress	2,314
Total assets held for sale, net	$12,987

The assets held for sale as of March 31, 2018 do not qualify for discontinued operations as they do not represent a strategic shift that will have a major effect of the Company's operations or financial results.

January 2018 Acquisition

On January 8, 2018, the Company acquired an unaffiliated oil and gas company's interest in approximately 1,200 net acres of non-producing leasehold located in Arapahoe County, Colorado, (the "January 2018 Acquisition"). Upon closing the seller received approximately $11.6 million in cash. This transaction has been accounted for as an asset acquisition. The acquisition provided new development opportunities in the DJ Basin.

November 2017 Acquisition

On November 15, 2017, the Company acquired an unaffiliated oil and gas company's interest in approximately 36,600 net acres of leasehold and primarily non-producing properties located in Arapahoe County, Colorado, (the "November 2017 Acquisition"). Upon closing the seller received $214.3 million in cash, subject to customary purchase price adjustments. The Company also recorded a liability of $12.2 million for the final settlement payment due in April 2018 in conjunction with November 2017 Acquisition, which has been reflected in the March 31, 2018 condensed consolidated balance sheet within the accounts payable and accrued liabilities line item. This transaction has been accounted for as an asset acquisition. The acquisition provides new development opportunities in the Core DJ Basin.

July 2017 Acquisition

On July 7, 2017, the Company acquired an unaffiliated oil and gas company’s interests in approximately 12,500 net acres of leasehold and primarily non-producing properties located primarily in Adams County, Colorado, along with various other related rights, permits, contracts, equipment, rights of way, gathering systems and other assets (the "July 2017 Acquisition"). Upon closing the seller received total consideration of $84.0 million in cash. The effective date for the July 2017 Acquisition was July 1, 2017. This transaction has been accounted for as an asset acquisition. The acquisition provides new development opportunities in the DJ Basin.

June 2017 Acquisition

On June 8, 2017, the Company acquired an unaffiliated oil and gas company’s interests in approximately 160 net acres of leasehold and related producing properties located in Weld County, Colorado (the “June 2017 Acquisition”). The Company paid approximately $13.4 million in cash consideration in connection with the closing of the June 2017 Acquisition. The effective date for the acquisition was January 1, 2017, with purchase price adjustments calculated as of the closing date of June 8, 2017. The acquisition increased the Company's interest in existing operated wells. The acquired producing properties contributed $1.0 million of revenue and $0.7 million of earnings for three months ended March 31, 2018. The acquired producing properties contributed no revenue or earnings for the three months ended March 31, 2017. No significant transaction costs related to the acquisition were incurred for the three months ended March 31, 2018 and 2017.

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

Purchase Price	June 8, 2017
Consideration given
Cash	$13,395
Total consideration given	$13,395
Allocation of Purchase Price
Proved oil and gas properties	$13,495
Total fair value of oil and gas properties acquired	$13,495
Asset retirement obligations	$(100)
Fair value of net assets acquired	$13,395

Note 4—Long‑Term Debt

As of the dates indicated, the Company’s long‑term debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Credit facility due August 16, 2022 (or an earlier time as set forth in the credit facility)	100,000	90,000
2021 Senior Notes due July 15, 2021	—	550,000
2024 Senior Notes due May 15, 2024	400,000	400,000
2026 Senior Notes due February 1, 2026	750,000	—
Unamortized debt issuance costs on Senior Notes	(19,004)	(16,639)
Total long-term debt	1,230,996	1,023,361
Less: current portion of long-term debt	—	—
Total long-term debt, net of current portion	$1,230,996	$1,023,361

Credit Facility

In August 2017, the Company entered into an amendment and restatement of its existing credit facility to provide aggregate commitments of $1.5 billion with a syndicate of banks, which is subject to a borrowing base. The credit facility matures on the earlier of (a) August 16, 2022, (b) January 15, 2021 if (and only if) the Company's 2021 Senior Notes (as defined below) have not been refinanced or repaid in full on or prior to January 15, 2021, (c) April 15, 2021, if (and only if) (i) the Series A Preferred Stock of the Company (the "Series A Preferred Stock") have not been converted into common equity or redeemed prior to April 15, 2021, and (ii) prior to April 15, 2021, the maturity date of the Series A Preferred Stock has not been extended to a date that is no earlier than six months after August 16, 2022 or (d) the earlier termination in whole of the commitments. No principal payments are generally required until the credit agreement matures or in the event that the borrowing base falls below the outstanding balance.

In January 2018, the Company amended its revolving credit facility to (i) increase the borrowing base from $525.0 million to $750.0 million, subject to the current elected commitments of $650.0 million, (ii) increase the maximum amount for the letter of credit issued in favor of a purchaser of its crude oil from $25.0 million to $35.0 million, and (iii) amend certain provisions of the credit agreement, including the commitments and allocations of each lender. In connection with the 2026 Senior Notes Offering (as defined below), the borrowing base was automatically reduced to $700.0 million; however, the current elected commitments remained at $650.0 million.

In February 2018, the Company entered into a consent agreement and amended its revolving credit facility to (i) provide for consent by the lenders to (a) the designation of Elevation Midstream, LLC as an unrestricted subsidiary and (b) the transfer of certain assets by the Company and one of the guarantors to such unrestricted subsidiary; and (ii) amend certain provisions of the credit agreement, including the incurrence of indebtedness covenant to permit certain indebtedness in connection with certain transportation service agreements with such unrestricted subsidiary.

As of March 31, 2018, the credit facility was subject to a borrowing base of $700.0 million, subject to the current elected commitments of $650.0 million. As of March 31, 2018 and December 31, 2017, the Company had $100.0 million and $90.0 million of outstanding borrowings, respectively. As of March 31, 2018 and December 31, 2017, the Company had standby letters of credit of $35.7 million and $25.7 million, respectively. At March 31, 2018, the undrawn balance under the credit facility was $550.0 million. As of the date of this filing, the Company had $180.0 million borrowings outstanding under the credit facility.

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

Any borrowings under the credit facility are collateralized by substantially all of the assets of the Company and certain of its subsidiaries, including oil and gas properties, personal property and the equity interests of those subsidiaries. The Company has entered into oil and natural gas hedging transactions with several counterparties that are also lenders under the credit facility. The Company’s obligations under these hedging contracts are secured by the collateral securing the credit facility.

2021 Senior Notes

In July 2016, the Company issued at par $550.0 million principal amount of 7.875% Senior Notes due July 15, 2021 (the “2021 Senior Notes” and the offering, the “2021 Senior Notes Offering”). The 2021 Senior Notes bore an annual interest rate of 7.875%. The interest on the 2021 Senior Notes was payable on January 15 and July 15 of each year commencing on January 15, 2017. The Company received net proceeds of approximately $537.2 million after deducting discounts and fees.

Concurrent with the 2026 Senior Notes Offering (as defined below), the Company commenced a cash tender offer to purchase any and all of its 2021 Senior Notes. On January 24, 2018, the Company received approximately $500.6 million aggregate principal amount of the 2021 Senior Notes which were validly tendered (and not validly withdrawn). As a result, on January 25, 2018, the Company made a cash payment of approximately $534.2 million, which includes a principal of approximately $500.6 million, a make-whole premium of approximately $32.6 million and accrued and unpaid interest of approximately $1.0 million.

On February 17, 2018, the Company redeemed approximately $49.4 million aggregate principal amount of the 2021 Senior Notes that remained outstanding after the Tender Offer and made a cash payment of approximately $52.7 million to the remaining holders of the 2021 Senior Notes, which included a make-whole premium of $3.0 million and accrued and unpaid interest of approximately $0.3 million.

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

The Company's 2024 Senior Notes are its senior unsecured obligations and rank equally in right of payment with all of its other senior indebtedness and senior to any of its subordinated indebtedness. The Company's 2024 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of the Company's current subsidiaries and by certain future restricted subsidiaries that guarantees its indebtedness under a credit facility (the “2024 Senior Note Guarantors”). The notes are effectively subordinated to all of the Company's secured indebtedness (including all borrowings and other obligations under its revolving credit facility) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities (including trade payables) of any of its future subsidiaries that do not guarantee the notes.

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

2026 Senior Notes

In January 2018, the Company issued at par $750.0 million principal amount of 5.625% Senior Notes due February 1, 2026 (the “2026 Senior Notes” and the offering, the “2026 Senior Notes Offering”). The 2026 Senior Notes bear an annual interest rate of 5.625%. The interest on the 2026 Senior Notes is payable on February 1 and August 1 of each year commencing on August 1, 2018. The Company received net proceeds of approximately $737.9 million after deducting discounts and fees. The Company used $534.2 million of the net proceeds from the 2026 Senior Notes Offering to fund the tender offer for its 2021 Senior Notes, $52.7 million to redeem any 2021 Senior Notes not tendered and the remainder for general corporate purposes.

The Company's 2026 Senior Notes are the Company's senior unsecured obligations and rank equally in right of payment with all of the Company's other senior indebtedness and senior to any of the Company's subordinated indebtedness. The Company's 2026 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of the Company's current subsidiaries and by certain future restricted subsidiaries that guarantee the Company's indebtedness under a credit facility. The 2026 Senior Notes are effectively subordinated to all of the Company's secured indebtedness (including all borrowings and other obligations under the Company's revolving credit facility) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities (including trade payables) of certain of the Company's future restricted subsidiaries that do not guarantee the 2026 Senior Notes.

The 2026 Senior Notes also contain affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments; declare or pay any dividend or make any other payment to holders of the Company’s or any of its Guarantors’ equity interests; repurchase or redeem any equity interests of the Company; repurchase or redeem subordinated indebtedness; incur additional indebtedness or issue preferred stock; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of the assets of the Company; engage in transactions with the Company’s affiliates; engage in any business other than the oil and gas business; and create unrestricted subsidiaries. The indenture governing the 2026 Senior Notes (the “2026 Senior Notes Indenture”) also contains customary events of default. Upon the occurrence of events of default arising from certain events of bankruptcy or insolvency, the 2026 Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the 2026 Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2026 Senior Notes may declare all outstanding 2026 Senior Notes to be due and payable immediately.

Debt Issuance Costs

As of March 31, 2018, the Company had debt issuance costs, net of accumulated amortization, of $4.3 million related to its credit facility which has been reflected on the Company’s condensed consolidated balance sheet within the line item other non‑current assets. As of March 31, 2018, the Company had debt issuance costs, net of accumulated amortization, of $19.0 million related to its 2024 Senior Notes and 2026 Senior Notes (collectively, the "Senior Notes") which has been reflected on the Company's condensed consolidated balance sheet within the line item Senior Notes, net of unamortized debt issuance costs. Debt issuance costs include origination, legal, engineering and other fees incurred in connection with the Company’s credit facility and Senior Notes. For the three months ended March 31, 2018 and 2017, the Company recorded amortization expense related to debt issuance costs of $10.4 million and $0.9 million, respectively. These costs were included in the condensed consolidated statements of operations within the interest expense line item. Amortization expense for the three months ended March 31, 2018 includes $9.4 million of acceleration of amortization expense upon the repayment of the Company's 2021 Senior Notes.

Interest Incurred on Long‑Term Debt

For the three months ended March 31, 2018 and 2017, the Company incurred interest expense on long‑term debt of $19.9 million and $11.3 million, respectively. For the three months ended March 31, 2018 and 2017, the Company capitalized interest expense on long term debt of $2.6 million and $2.5 million, respectively, which has been reflected in the Company’s condensed consolidated financial statements. Also included in interest expense for the three months ended March 31, 2018 is a make-whole premium of $35.6 million related to the Company's repayment of its 2021 Senior Notes in January and February 2018.

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company’s derivative contracts are currently with eight counterparties, all of whom are lenders under its credit agreement. The Company has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparties in the event of contract termination. The derivative contracts may be terminated by a non‑defaulting party in the event of default by one of the parties to the agreement. There are no credit‑risk‑related contingent features or circumstances in which the features could be triggered in derivative instruments that are in a net liability position at the end of the reporting period.

The Company’s commodity derivative contracts as of March 31, 2018 are summarized below:

	2018	2019
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	3,600,000	—
Weighted average fixed price ($/Bbl)	$51.99	$—
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	8,263,800	6,600,000
Weighted average purchased put price ($/Bbl)	$46.10	$49.98
NYMEX WTI Crude Purchased Calls:
Notional volume (Bbl)	2,505,000	3,000,000
Weighted average fixed price ($/Bbl)	$58.00	$57.83
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	8,205,000	9,600,000
Weighted average sold call price ($/Bbl)	$57.82	$59.21
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	10,019,400	6,600,000
Weighted average sold put price ($/Bbl)	$39.39	$40.64
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	30,300,000	9,600,000
Weighted average fixed price ($/MMBtu)	$3.03	$2.79
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	1,800,000	—
Weighted average purchased put price ($/MMBtu)	$3.00	$—
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	1,800,000	—
Weighted average sold call price ($/MMBtu)	$3.15	$—
CIG Basis Gas Swaps:
Notional volume (MMBtu)	30,860,000	4,800,000
Weighted average fixed basis price ($/MMBtu)	$(0.68)	$(0.77)

The following tables detail the fair value of the Company’s derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for the presentation in the balance sheets (in thousands):

	As of March 31, 2018
Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts of Assets and Liabilities Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet(2)	Net Amounts(3)
Current assets	$45,034	$(39,074)	$5,960	$—	$7,382
Non-current assets	$23,000	$(21,578)	$1,422	$—	$—
Current liabilities	$(128,056)	$39,074	$(88,982)	$—	$(102,910)
Non-current liabilities	$(35,506)	$21,578	$(13,928)	$—	$—

	As of December 31, 2017
Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts of Assets and Liabilities Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet(2)	Net Amounts(3)
Current assets	$22,118	$(17,986)	$4,132	$—	$4,132
Non-current assets	$13,686	$(13,686)	$—	$—	$—
Current liabilities	$(85,414)	$17,986	$(67,428)	$—	$(84,702)
Non-current liabilities	$(30,960)	$13,686	$(17,274)	$—	$—

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

The table below sets forth the commodity derivatives gain (loss) for the three months ended March 31, 2018 and 2017 (in thousands). Commodity derivatives gain (loss) are included under other income (expense).

	For the Three Months Ended March 31,
	2018	2017
Commodity derivatives gain (loss)	$(50,328)	$50,422

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

The following table summarizes the activities of the Company’s asset retirement obligations for the periods indicated (in thousands):

For the Three Months Ended March 31, 2018
Balance beginning of period	$69,540
Liabilities incurred or acquired	478
Liabilities settled	(1,926)
Revisions in estimated cash flows	886
Accretion expense	1,382
Balance end of period	$70,360

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2018 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative assets	$—	$7,382	$—	$7,382
Financial Liabilities:
Commodity derivative liabilities	$—	$102,910	$—	$102,910

	Fair Value Measurements at December 31, 2017 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative assets	$—	$4,132	$—	$4,132
Financial Liabilities:
Commodity derivative liabilities	$—	$84,702	$—	$84,702

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (discussed above) and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities. The carrying amount of the Company’s credit facility approximated fair value as it bears interest at variable rates over the term of the loan. The fair values of the 2021 Senior Notes, 2024 Senior Notes and 2026 Senior Notes were derived from available market data. As such, the Company has classified the 2021 Senior Notes, 2024 Senior Notes and 2026 Senior Notes as Level 2. Please refer to Note 4 - Long‑Term Debt for further information. The Company’s policy is to recognize transfers between levels at the end of the period. This disclosure (in thousands) does not impact the Company’s financial position, results of operations or cash flows.

	At March 31, 2018		At December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility	$100,000	$100,000	$90,000	$90,000
2021 Senior Notes(1)	$—	$—	$540,382	$583,000
2024 Senior Notes(2)	$393,195	$418,000	$392,979	$427,000
2026 Senior Notes(3)	$737,801	$710,625	$—	$—

(1)	The carrying amount of the 2021 Senior Notes includes unamortized debt issuance costs of $9.6 million as of December 31, 2017. There were no unamortized debt issuance costs as of March 31, 2018.

(2)	The carrying amount of the 2024 Senior Notes includes unamortized debt issuance costs of $6.8 million and $7.0 million as of March 31, 2018 and December 31, 2017, respectively.

(3)	The carrying amount of the 2026 Senior Notes includes unamortized debt issuance costs of $12.2 million as of March 31, 2018. There were no unamortized debt issuance costs as of December 31, 2017.

Non‑Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including proved property and goodwill. These assets and liabilities are not measured at fair value on a recurring basis, but are subject to fair value adjustments when facts and circumstances arise that indicate a need for measurement.

The Company utilizes fair value on a non-recurring basis to review its proved oil and gas properties for potential impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property. The Company uses an income approach analysis based on the net discounted future cash flows of producing property. The future cash flows are based on Management’s estimates for the future. Unobservable inputs include future estimates of oil and gas production, as the case may be, from the Company’s reserve reports, commodity prices based on the sales contract terms or forward price curves, operating and development costs and a discount rate based on a market-based weighted average cost of capital (all of which are Level 3 inputs within the fair value hierarchy). No impairment expense was recognized for the three months ended March 31, 2018 and 2017 on proved oil and gas properties.

The Company applies the provisions of ASC 350, Intangibles-Goodwill and Other. Goodwill represents the excess of the purchase price over the estimated value of the net assets acquired in business combinations. The Company tests goodwill for impairment annually on September 30, or whenever other circumstances or events indicate that the carrying amount of goodwill may not be recoverable. The goodwill test is performed at the reporting unit level, which represents the Company’s oil and gas operations in its core DJ Basin field. If indicators of impairment are determined to exist, an impairment charge is recognized if the carrying value of goodwill exceeds its implied fair value. Any sharp prolonged decreases in the prices of oil and natural gas as well as continued declines in the quoted market price of the Company’s common shares could change the estimates of the fair value of the reporting unit and could result in an impairment charge. The Company performed an assessment as of September 30, 2017, which concluded the fair value of the reporting unit was greater than its carrying amount. The Company performed a qualitative assessment as of March 31, 2018 and December 31, 2017, which concluded the fair value of the reporting unit was more-likely-than-not greater than its carrying amount.

The Company’s other non-recurring fair value measurements include the purchase price allocations for the fair value of assets and liabilities acquired through business combinations and assets held for sale, please refer to Note 3 — Acquisitions and Divestitures. The fair value of assets and liabilities acquired through business combinations is calculated using a discounted cash flow approach using level 3 inputs. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including risk-adjusted oil and gas reserves, commodity prices, development costs and operating costs, based on market participant assumptions. The fair value of assets or liabilities associated with purchase price allocations is on a non-recurring basis and is not measured in periods after initial recognition. There were no assets held for sale recorded at fair value as of March 31, 2018, as the carrying values were below the estimated fair values less costs to sell.

Note 8—Income Taxes

The Company computes an estimated annual effective rate each quarter based on the current and forecasted operating results. The income tax expense or benefit associated with the interim period is computed using the most recent estimated annual effective rate applied to the year-to-date ordinary income or loss, plus the tax effect of any significant discrete or infrequently occurring items recorded during the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income (loss) for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent differences and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained and additional information becomes known or as the tax environment changes.

The effective combined U.S. federal and state income tax rate for the three months ended March 31, 2018 was 21.3%. During the three months ended March 31, 2018, the Company recognized income tax benefit of $14.1 million. The effective rate for the three months ended March 31, 2018 differs from the statutory U.S. federal income tax rate of 21.0% primarily due to state income taxes and estimated permanent differences. Included as a discrete item during the three months ended March 31, 2018 is the tax deficiency related to equity compensation in excess of compensation recognized for financial reporting. The Company anticipates the potential for increased periodic volatility in future effective tax rates from the impact of stock-based compensation tax deductions as they are treated as discrete tax items.

On December 22, 2017, the Tax Cut and Jobs Act (the "TCJA") was enacted, making significant changes to the Internal Revenue Code. The Company calculated its best estimate of the impact of the TCJA in its December 31, 2017 income tax provision in accordance with its understanding of the TCJA and guidance available as of the date of this filing. The Company will continue to assess the income tax effects of the TCJA during 2018. The Company anticipates completing the analysis of the impacts of the TCJA within the one year measurement period provided for under the Security and Exchange Commission's Staff Accounting Bulletin No. 118. During the three months ended March 31, 2018, the Company made a reasonable estimate and recorded an additional provisional deferred tax asset related to stock-based compensation. There were no additional estimates associated with the TCJA included in the income tax benefit for three months ended March 31, 2018.

Note 9—Stock‑Based Compensation

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

The Company recorded $6.0 million and $7.9 million of stock-based compensation costs related to RSUs for the three months ended March 31, 2018 and 2017, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of March 31, 2018, there was $50.7 million of total unrecognized compensation cost related to the unvested RSUs granted to certain directors, officers and employees that is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes the RSU activity from January 1, 2018 through March 31, 2018 and provides information for RSUs outstanding at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at December 31, 2017	2,906,473	$19.51
Granted	924,750	$12.57
Forfeited	(31,225)	$16.82
Vested	(110,826)	$16.23
Non-vested RSUs at March 31, 2018	3,689,172	$17.88

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

The Company recorded $3.7 million and $3.3 million of stock-based compensation costs related to the stock options for the three months ended March 31, 2018 and 2017, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of March 31, 2018, there was $23.5 million of unrecognized compensation cost related to the stock options that is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes the stock option activity from January 1, 2018 through March 31, 2018 and provides information for stock options outstanding at the dates indicated.

	Number of Options	Weighted Average Exercise Price
Non-vested Stock Options at December 31, 2017	3,496,290	$18.50
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Non-vested Stock Options at March 31, 2018	3,496,290	$18.50

Performance Stock Awards

The Company granted performance stock awards ("PSAs") to certain executives under the LTIP in October 2017 and March 2018. The number of shares of the Company's common stock that may be issued to settle PSAs ranges from zero to one times the number of PSAs awarded. Generally, the shares issued for PSAs are determined based on the satisfaction of a time-based vesting schedule and a weighting of one or more of the following: i) absolute total stockholder return ("ATSR"), ii) relative total stockholder return ("RTSR"), as compared to the Company's peer group and iii) cash return on capital invested ("CROCI") measured over a three year period and vest in their entirety at the end of the three-year measurement period. Any PSAs that have not vested at the end of the applicable measurement period are forfeited. The vesting criterion that is associated with the ATSR and RTSR is based on a comparison of the Company's shareholder return for the measurement period compared to that of a group of peer companies for the same measurement period. As the ATSR and RTSR vesting criteria are linked to the Company's share price, they each are considered a market condition for purposes of calculating the grant-date fair value of the awards. The vesting criterion that is associated with the CROCI is considered a performance condition for purposes of calculating the grant-date fair value of the awards.

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

The Company recorded $1.1 million of stock-based compensation costs related to PSAs for the three months ended March 31, 2018. The Company did not record any stock-based compensation related to PSAs for the three months ended March 31, 2017. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. The outstanding and unvested shares were included in the condensed consolidated statement of stockholders' equity within the stock-based compensation line item. As of March 31, 2018, there was $13.8 million of total unrecognized compensation cost related to the unvested PSAs granted to certain executives that is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes the PSA activity from January 1, 2018 through March 31, 2018 and provides information for PSAs outstanding at the dates indicated.

	Number of Shares (1)	Weighted Average Grant Date Fair Value
Non-Vested PSAs as of December 31, 2017	832,163	$8.85
Granted	1,961,920	$9.06
Forfeited	—	$—
Vested	—	$—
Non-Vested PSAs as of March 31, 2018	2,794,083	$9.00

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

The Company recorded $4.9 million and $4.5 million of stock-based compensation costs related to Incentive RSUs for the three months ended March 31, 2018 and 2017, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of March 31, 2018, there was $15.6 million of total unrecognized compensation cost related to the unvested Incentive RSUs granted to certain employees that is expected to be recognized over a weighted average period of 0.8 years.

The following table summarizes the Incentive RSU activity from January 1, 2018 through March 31, 2018 and provides information for Incentive RSUs outstanding at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Incentive RSUs at December 31, 2017	1,496,175	$20.45
Granted	—	$—
Forfeited	(37,350)	$20.45
Vested	(498,725)	$20.45
Non-vested Incentive RSUs at March 31, 2018	960,100	$20.45

Note 10—Earnings (Loss) Per Share

Basic earnings per share (“EPS”) includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.

The Company uses the “if-converted” method to determine potential dilutive effects of the Company’s outstanding Series A Preferred Stock (the “Series A Preferred Stock”) and the treasury method to determine the potential dilutive effects of outstanding restricted stock awards and stock options. The basic weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding for the three months ended March 31, 2018 and 2017.

The components of basic and diluted EPS were as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2018	2017
Basic and Diluted Income (Loss) Per Share
Net Income (Loss)	$(51,995)	$8,716
Less: Adjustment to reflect Series A Preferred Stock dividend	(2,721)	(2,721)
Less: Adjustment to reflect accretion of Series A Preferred Stock discount	(1,438)	(1,296)
Adjusted net income (loss) available to common shareholders, basic and diluted	$(56,154)	$4,699
Denominator:
Weighted average common shares outstanding, basic and diluted (1) (2)	174,213	171,835
Income (Loss) Per Common Share
Basic and diluted	$(0.32)	$0.03

(1)
For the three months ended March 31, 2018, 8,933,600 potentially dilutive shares were not included in the calculation above, as they would have had an anti-dilutive effect on EPS, including restricted stock awards and stock options outstanding, if March 31, 2018 was the end of the measurement period. Additionally, the 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded.

(2)
For the three months ended March 31, 2017, 8,696,637 potentially dilutive shares were not included in the calculation above, as they had an anti-dilutive effect on EPS, including restricted stock awards and stock options outstanding. Additionally, the 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded.

Note 11—Commitments and Contingencies

Leases

The Company leases two office spaces in Denver, Colorado, two office spaces in Greeley, Colorado and one office space in Houston, Texas under separate operating lease agreements. The Denver, Colorado leases expire on February 29, 2020 and May 31, 2026, respectively. The Greeley and Houston leases expire on August 31, 2019, June 30, 2019 and January 31, 2022, respectively. Total rental commitments under non‑cancelable leases for office space were $35.1 million at March 31, 2018. The future minimum lease payments under these non‑cancelable leases are as follows: $2.3 million in 2018, $3.5 million in 2019, $3.4 million in 2020, $3.4 million in 2021, $3.4 million in 2022 and $19.1 million thereafter. Rent expense was $0.8 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.

On June 4, 2015, the Company subleased the remaining term of one of its Denver office leases that expires February 29, 2020. The sublease will decrease the Company’s future lease payments by $0.5 million.

Drilling Rigs

As of March 31, 2018, the Company was subject to commitments on two drilling rigs. In the event of early termination of these contracts, the Company would be obligated to pay an aggregate amount of approximately $5.6 million as of March 31, 2018, as required under the terms of the contracts.

In May 2018, the Company entered into a commitment on an additional drilling rig, which is anticipated to be placed in service during the second quarter of 2018. In the event of early termination on this contract, the Company would be obligated to pay an aggregate amount of approximately $7.0 million, as required under the terms of the contract.

Delivery Commitments

As of March 31, 2018, the Company’s oil marketer was subject to a firm transportation agreement that commenced in November 2016 and has a ten-year term with a monthly minimum delivery commitment of 45,000 Bbl/d in year one, 55,800 Bbl/d in year two, 61,800 Bbl/d in years three through seven and 58,000 Bbl/d in years eight through ten. In May 2017, the Company amended its agreement with its oil marketer that requires it to sell all of its crude oil from an area of mutual interest in exchange for a make-whole provision that allows the Company to satisfy any minimum volume commitment deficiencies incurred by its oil marketer with future barrels of crude oil in excess of their minimum volume commitment through October 31, 2018. In December 2017, the Company extended the term of this agreement through October 31, 2019 and has posted a letter of credit in the amount of $35.0 million. The Company evaluates its contracts for loss contingencies and accrues for such losses, if the loss can be reasonably estimated and deemed probable. The Company also has one long-term crude oil gathering commitment with an unconsolidated subsidiary, in which the Company has a minority ownership interest. The agreement commenced in November 2016 and has a term of ten years for an average of 9,167 Bbl/d in year one, 17,967 Bbl/d in year two, 18,800 Bbl/d for years three through five and 10,000 Bbl/d for years six through ten. The aggregate amount of estimated remaining payments under these agreements is $904.3 million.

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

Acquisition of Undeveloped Leasehold Acreage

The Company was party to an agreement during 2017 with an unrelated third party for which it has paid $226.0 million through March 31, 2018 and made its final payment of $21.6 million in April 2018 to complete its leasing program of approximately 38,800 net acres of undeveloped leasehold.

General

The Company is subject to contingent liabilities with respect to existing or potential claims, lawsuits, and other proceedings, including those involving environmental, tax and other matters, certain of which are discussed more specifically below. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters and its experience in contesting, litigating and settling other matters. As the scope of the liabilities becomes better defined, there will be changes in the estimates of future costs, which management currently believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not meet such commitments, the acreage positions or wells may be lost or the Company may be required to pay damages if certain performance conditions are not met.

Legal Matters

From time to time, the Company is party to ongoing legal proceedings in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, the Company does not believe the results of these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

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

Reserve engineering is a process of estimating underground accumulations of oil, natural gas, and NGL that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers and management. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil, natural gas and NGL that are ultimately recovered.

In addition to the other information and risk factors set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 (our “Annual Report”) and in our other filings with the Securities Exchange Commission, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There has been no material changes in our risk factors from those described in our Annual Report.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. MD&A should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1 of this Quarterly Report. The following information updates the discussion of the Company’s financial condition provided in its Annual Report and analyzes the changes in the results of operations between the three months ended March 31, 2018 and 2017.

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

Financial Results

For the three months ended March 31, 2018, we had net loss of $52.0 million as compared to net income of $8.7 million for the three months ended March 31, 2017. The current period net loss was driven by a loss on commodity derivatives of $50.3 million and interest expense of $63.3 million, primarily due to the payment of a make-whole premium of $35.6 million and the acceleration of amortization expense of $9.4 million upon redemption of the Company's 2021 Senior Notes. These losses were partially offset by operating income of $47.2 million and an income tax benefit of $14.1 million.

For the three months ended March 31, 2018, crude oil, natural gas and NGL sales, coupled with the impact of settled derivatives, increased to $204.5 million as compared to $80.6 million in the same prior year period due to an increase in sales volumes of 3,194 MBoe. The increase in crude oil, natural gas and NGL sales for the three months ended March 31, 2018 as compared to the same prior year period was also due to an increase of $6.17 in realized price per BOE, including settled derivatives.

Adjusted EBITDAX was $141.0 million and $42.4 million for the three months ended March 31, 2018 and 2017, respectively, reflecting a 232.1% increase. Adjusted EBITDAX is a non-GAAP financial measure. For a definition of Adjusted EBITDAX and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “—Adjusted EBITDAX.”

Operational Results

During the three months ended March 31, 2018, our aggregate drilling, completion and leasehold capital expenditures, excluding outstanding elections, totaled $247.7 million, of which $226.1 million was drilling and completion additions and $21.6 million was leasehold and surface acreage additions. In addition, during the three months ended March 31, 2018, we incurred $5.3 million of midstream capital expenditures.

During the three months ended March 31, 2018, we reached total depth on 41gross (26.5 net) wells with an average lateral length of approximately 7,300 feet and completed 49 gross (39.4 net) wells with an average lateral length of approximately 8,700 feet. We turned to sales 31 gross (17.5 net) wells with an average lateral length of approximately 9,000 feet. We completed 2,307 total fracturing stages during the quarter while pumping approximately 669 million pounds of proppant.

Recent Developments

Asset Divestitures

In April 2018, we completed various sales of its interests in approximately 15,100 net acres of leasehold and primarily non-producing properties, for aggregate sales proceeds of approximately $72.0 million, subject to customary purchase price adjustments, and classified these assets as held for sale on the condensed consolidated balance sheets as of March 31, 2018. The majority of these assets were from our Other Rockies Area and we will continue to explore divestitures, as part of our ongoing initiative to divest of non-strategic assets.

January 2018 Acquisition

On January 8, 2018, we acquired an unaffiliated oil and gas company's interest in approximately 1,200 net acres of non-producing leasehold located in Arapahoe County, Colorado, (the "January 2018 Acquisition"). Upon closing the seller received $11.6 million in cash. The acquisition provided new development opportunities in the DJ Basin.

February 2018 Credit Facility Amendment

On February 27, 2018, we entered into a consent agreement and amended the revolving credit facility to (i) provide for consent by the lenders to (a) the designation of Elevation Midstream, LLC as an unrestricted subsidiary and (b) the transfer of certain assets by the Company and one of the guarantors to such unrestricted subsidiary; and (ii) amend certain provisions of the credit agreement, including the incurrence of indebtedness covenant to permit certain indebtedness in connection with certain transportation service agreements with such unrestricted subsidiary.

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

Tender Offer to Purchase 2021 Senior Notes

On January 25, 2018, we announced the results of our cash tender offer to purchase any and all of the outstanding aggregate principal amount of the 2021 Senior Notes. An aggregate principal amount of $500.6 million (91%) was tendered and paid, in addition to a make-whole premium of $32.6 million and accrued and unpaid interest of $1.0 million, on January 25, 2018. On February 17, 2018, we redeemed approximately $49.4 million aggregate principal amount of the 2021 Senior Notes that remained outstanding after the Tender Offer and made a cash payment of approximately $52.7 million to the remaining holders of the 2021 Senior Notes, which included a make-whole premium of $3.0 million and accrued and unpaid interest of approximately $0.3 million.

January 2018 Credit Facility Amendment

On January 5, 2018, we amended the revolving credit facility to (i) increase the borrowing base from $525.0 million to $750.0 million, subject to the current elected commitments of $650.0 million, (ii) increase the maximum amount for the letter of credit issued in favor of a purchaser of our crude oil from $25.0 million to $35.0 million, and (iii) amend certain provisions of the credit agreement, including the commitments and allocations of each lender. In connection with the 2026 Senior Notes Offering, the borrowing base was automatically reduced to $700.0 million; however, the current elected commitments remained $650.0 million.

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
Sources of Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGL that are extracted from our natural gas during processing. Our oil, natural gas and NGL revenues do not include the effects of derivatives. For the three months ended March 31, 2018, our revenues were derived 78% from oil sales, 11% from natural gas sales and 11% from NGL sales. For the three months ended March 31, 2017, our revenues were derived 58% from oil sales, 22% from natural gas sales and 20% from NGL sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Sales Volumes

The following table presents historical sales volumes for our properties for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Oil (MBbl)	3,245	1,211
Natural gas (MMcf)	10,404	6,359
NGL (MBbl)	1,220	734
Total (MBoe)	6,199	3,005
Average net sales (BOE/d)	68,874	33,383

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

Realized Prices on the Sale of Oil, Natural Gas and NGL

Our results of operations depend upon many factors, particularly the price of oil, natural gas and NGL and our ability to market our production effectively. Oil, natural gas and NGL prices are among the most volatile of all commodity prices. For example, during the period from January 1, 2014 to March 31, 2018, NYMEX West Texas Intermediate oil prices ranged from a high of $107.26 per Bbl to a low of $26.21 per Bbl. Average daily prices for NYMEX Henry Hub gas ranged from a high of $6.15 per MMBtu to a low of $1.64 per MMBtu during the same period. Declines in, and continued depression of, the price of oil and natural gas occurring during 2015 and continuing into 2017 are due to a combination of factors including increased U.S. supply, global economic concerns and geopolitical risks. These price variations can have a material impact on our financial results and capital expenditures.

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

	For the Three Months Ended March 31,
	2018	2017
Oil
NYMEX WTI High ($/Bbl)	$66.14	$54.45
NYMEX WTI Low ($/Bbl)	$59.19	$47.34
NYMEX WTI Average ($/Bbl)	$62.89	$51.78
Average Realized Price ($/Bbl)	$55.56	$43.05
Average Realized Price, with derivative settlements ($/Bbl)	$45.53	$36.42
Average Realized Price as a % of Average NYMEX WTI	88.3%	83.1%
Differential ($/Bbl) to Average NYMEX WTI	$(7.33)	$(8.73)
Natural Gas
NYMEX Henry Hub High ($/MMBtu)	$3.63	$3.42
NYMEX Henry Hub Low ($/MMBtu)	$2.55	$2.56
NYMEX Henry Hub Average ($/MMBtu)	$2.85	$3.06
NYMEX Henry Hub Average converted to a $/Mcf basis (factor of 1.1 to1)	$3.14	$3.37
Average Realized Price ($/Mcf)	$2.31	$3.13
Average Realized Price, with derivative settlements ($/Mcf)	$2.97	$2.97
Average Realized Price as a % of Average NYMEX Henry Hub (1)	73.6%	92.9%
Differential ($/Mcf) to Average NYMEX Henry Hub	$(0.83)	$(0.24)
NGL
Average Realized Price ($/Bbl)	$21.21	$24.00
Average Realized Price as a % of Average NYMEX WTI (1)	33.7%	46.3%
BOE
Average Realized Price per BOE	$37.14	$29.83
Average Realized Price per BOE with derivative settlements	$32.98	$26.82

(1)
As a result of the adoption of ASC 606 - Revenue from Contracts with Customers ("ASC 606") on January 1, 2018, certain costs previously classified as transportation and gathering expenses are presented on a net basis for proceeds expected to be received. See "—Historical Results of Operations and Operating Expense" for more information.

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

We have historically been able to hedge our oil and natural gas production at prices that are significantly higher than current strip prices. However, in the current commodity price environment, our ability to enter into comparable derivative arrangements at favorable prices may be limited, and, we are not obligated to hedge a specific portion of our oil or natural gas production. The following summarizes our derivative positions related to crude oil and natural gas sales in effect as of March 31, 2018:

	2018	2019
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	3,600,000	—
Weighted average fixed price ($/Bbl)	$51.99	$—
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	8,263,800	6,600,000
Weighted average purchased put price ($/Bbl)	$46.10	$49.98
NYMEX WTI Crude Purchased Calls:
Notional volume (Bbl)	2,505,000	3,000,000
Weighted average fixed price ($/Bbl)	$58.00	$57.83
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	8,205,000	9,600,000
Weighted average sold call price ($/Bbl)	$57.82	$59.21
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	10,019,400	6,600,000
Weighted average sold put price ($/Bbl)	$39.39	$40.64
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	30,300,000	9,600,000
Weighted average fixed price ($/MMBtu)	$3.03	$2.79
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	1,800,000	—
Weighted average purchased put price ($/MMBtu)	$3.00	$—
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	1,800,000	—
Weighted average sold call price ($/MMBtu)	$3.15	$—
CIG Basis Gas Swaps:
Notional volume (MMBtu)	30,860,000	4,800,000
Weighted average fixed basis price ($/MMBtu)	$(0.68)	$(0.77)

The following table summarizes our historical derivative positions and the settlement amounts for each of the periods indicated.

	For the Three Months Ended March 31,
	2018	2017
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	1,500,000	1,050,000
Weighted average fixed price ($/Bbl)	$50.70	$43.11
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	4,063,800	70,000
Weighted average strike price ($/Bbl)	$42.20	$50.00
NYMEX WTI Crude Purchased Calls:
Notional volume (Bbl)	285,000	—
Weighted average strike price ($/Bbl)	$60.69	$—
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	1,885,000	70,000
Weighted average strike price ($/Bbl)	$55.89	$57.14
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	3,419,400	595,000
Weighted average strike price ($/Bbl)	$38.22	$35.24
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	10,500,000	4,990,000
Weighted average fixed price ($/MMBtu)	$3.31	$3.05
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	600,000	—
Weighted average purchased put price ($/MMBtu)	$3.00	$—
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	600,000	—
Weighted average sold call price ($/MMBtu)	$3.15	$—
CIG Basis Gas Swaps:
Notional volume (MMBtu)	7,075,000	990,000
Weighted average fixed basis price ($/MMBtu)	$(0.33)	$0.19
Total Amounts Received/(Paid) from Settlement (in thousands)	$(23,253)	$(9,041)
Cash provided by (used in) changes in Accounts Receivable and Accounts Payable related to Commodity Derivatives	$960	$(88)
Cash Settlements on Commodity Derivatives per Consolidated Statements of Cash Flows	$(22,293)	$(9,129)

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

Capital Expenditures

For the three months ended March 31, 2018, we incurred approximately $226.1 million in capital expenditures, excluding outstanding elections, in connection with the drilling of 41 gross (27 net) wells with an average lateral length of approximately 7,300 feet and completed 49 gross (39 net) wells with an average lateral length of approximately 8,700 feet. We turned to sales 31 gross (18 net) wells with an average lateral length of approximately 9,000 feet. In addition, we incurred approximately $21.6 million of leasehold and surface acreage additions and approximately $5.3 million of midstream and infrastructure additions.

Our initial 2018 capital budget is approximately $890 million to $990 million, substantially all of which we intend to allocate to the Core DJ Basin. We intend to allocate approximately $770 million to $840 million of our 2018 capital budget to operated and non-operated drilling and completion of new wells. We expect to drill 170 to 175 gross operated wells and complete 185 to 190 gross operated wells. Approximately $120 million to $150 million is expected to be allocated to acreage leasing, midstream, and other capital expenditures. Our capital budget anticipates a two to three operated rig drilling program and excludes any amounts that may be paid for potential acquisitions.

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

Adjusted EBITDAX

Adjusted EBITDAX is not a measure of net income (loss) as determined by United States generally accepted accounting principles ("GAAP"). Adjusted EBITDAX is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDAX as net income (loss) adjusted for certain cash and non-cash items, including depletion, depreciation, amortization and accretion ("DD&A"), impairment of long lived assets, exploration expenses, loss on sale of property and equipment, acquisition transaction expenses, commodity derivative (gain) loss, settlements on commodity derivative instruments, premiums paid for derivatives that settled during the period, stock-based compensation expense, amortization of debt issuance costs, make-whole premiums, interest expense, income taxes and non-recurring charges.

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

	For the Three Months Ended March 31,
	2018	2017
Reconciliation of Net Income (Loss) to Adjusted EBITDAX:
Net income (loss)	$(51,995)	$8,716
Add back:
Depletion, depreciation, amortization and accretion	96,207	50,653
Impairment of long lived assets	—	675
Exploration expenses	7,267	10,812
Loss on sale of property and equipment	—	451
Acquisition transaction expenses	—	68
(Gain) loss on commodity derivatives	50,328	(50,422)
Settlements on commodity derivative instruments	(23,253)	(9,041)
Premiums paid for derivatives that settled during the period	(2,506)	—
Stock-based compensation expense	15,721	15,745
Amortization of debt issuance costs	10,442	845
Make-whole premium on 2021 Senior Notes	35,600	—
Interest expense	17,260	8,815
Income tax (benefit) expense	(14,100)	5,130
Adjusted EBITDAX	$140,971	$42,447

Items Affecting the Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

•
On December 22, 2017, the Tax Cut and Jobs Act ("TCJA") was enacted making significant changes to the Internal Revenue Code. We calculated our best estimate of the impact of the TCJA in our December 31, 2017 income tax provision in accordance with our understanding of the TCJA and guidance available as of the date of this filing. Many of the provisions in the TCJA had an effective date for years beginning after December 31, 2017, including the lowering of the U.S. corporate rate from 35% to 21%. However, as a result of the enactment date of December 22, 2017, we were required to remeasure the deferred tax assets and liabilities at the rate in which they are expected to reverse. We provisionally recorded an income tax benefit in the amount of $23.4 million related to the remeasurement of the net deferred tax liability as of December 31, 2017.

•
On January 1, 2018, the Company adopted ASC 606 - Revenue from Contracts with Customers ("ASC 606"). The Company adopted using the modified retrospective method to apply the new standard to all new contracts entered into on or after January 1, 2018 and all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance. ASC 606 supersedes previous revenue recognition requirements in ASC 605 and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. See "—Critical Accounting Policies and Estimates—Adoption of ASC 606" for additional information.

Historical Results of Operations and Operating Expenses

Oil, Natural Gas and NGL Sales Revenues, Operating Expenses and Other Income (Expense).

The following table provides the components of our revenues, operating expenses, other income (expense) and net income (loss) for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)
Revenues:
Oil sales	$180,263	$52,128
Natural gas sales	24,081	19,897
NGL sales	25,871	17,614
Total Revenues	230,215	89,639
Operating Expenses:
Lease operating expenses	20,703	12,036
Transportation and gathering	7,539	10,287
Production taxes	20,323	6,453
Exploration expenses	7,267	10,812
Depletion, depreciation, amortization and accretion	96,207	50,653
Impairment of long lived assets	—	675
Other operating expenses	—	451
Acquisition transaction expenses	—	68
General and administrative expenses	30,969	25,688
Total Operating Expenses	183,008	117,123
Operating Income (Loss)	47,207	(27,484)
Other Income (Expense):
Commodity derivatives gain (loss)	(50,328)	50,422
Interest expense	(63,302)	(9,660)
Other income	328	568
Total Other Income (Expense)	(113,302)	41,330
Income (Loss) Before Income Taxes	(66,095)	13,846
Income tax benefit (expense)	14,100	(5,130)
Net Income (Loss)	$(51,995)	$8,716

The following table provides a summary of our sales volumes, average prices and operating expenses on a per BOE basis for the periods indicated:

	For the Three Months Ended
	March 31,
	2018	2017
Sales (MBoe):	6,199	3,005
Oil sales (MBbl)	3,245	1,211
Natural gas sales (MMcf)	10,404	6,359
NGL sales (MBbl)	1,220	734
Sales (BOE/d):	68,874	33,383
Oil sales (Bbl/d)	36,052	13,454
Natural gas sales (Mcf/d)	115,602	70,651
NGL sales (Bbl/d)	13,554	8,154
Average sales prices(1):
Oil sales (per Bbl)	$55.56	$43.05
Oil sales with derivative settlements (per Bbl)	45.53	36.42
Natural gas sales (per Mcf)(2)	2.31	3.13
Natural gas sales with derivative settlements (per Mcf)	2.97	2.97
NGL sales (per Bbl)(2)	21.21	24.00
Average price (per BOE)	37.14	29.83
Average price with derivative settlements (per BOE)	32.98	26.82
Expense per BOE:
Lease operating expenses	3.34	4.01
Transportation and gathering(2)	1.22	3.42
Production taxes	3.28	2.15
Exploration expenses	1.17	3.60
Depletion, depreciation, amortization and accretion	15.52	16.86
Impairment of long lived assets	—	0.22
Other operating expenses	—	0.15
Acquisition transaction expenses	—	0.02
General and administrative expenses	5.00	8.55
Cash general and administrative expenses	2.46	3.31
Stock-based compensation	2.54	5.24
Total operating expenses per BOE	$29.53	$38.98

(1)
Average prices shown in the table reflect prices both before and after the effects of our settlements of our commodity derivative contracts. Our calculation of such effects includes both gains and losses on settlements for commodity derivatives and amortization of premiums paid or received on options that settled during the period.

(2)
As a result of the adoption of ASC 606 - Revenue from Contracts with Customers ("ASC 606") on January 1, 2018, certain costs previously classified as transportation and gathering expenses are presented on a net basis for proceeds expected to be received. See below for further information.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Oil sales revenues. Crude oil sales revenues increased by $128.1 million to $180.3 million for the three months ended March 31, 2018 as compared to crude oil sales of $52.1 million for the three months ended March 31, 2017. An increase in sales volumes between these periods contributed a $87.6 million positive impact, while an increase in crude oil prices contributed a $40.5 million positive impact.

For the three months ended March 31, 2018, our crude oil sales averaged 36.1 MBbl/d. Our crude oil sales volume increased 168% to 3,245 MBbl for the three months ended March 31, 2018 compared to 1,211 MBbl for the three months ended March 31, 2017. The volume increase is primarily due to an increase in production from the completion of 193 gross wells from April 1, 2017 to March 31, 2018, partially offset by the natural decline of our existing properties.

The average price we realized on the sale of crude oil was $55.56 per Bbl for the three months ended March 31, 2018 compared to $43.05 per Bbl for the three months ended March 31, 2017.

Natural gas sales revenues. Natural gas sales revenues increased by $4.2 million to $24.1 million for the three months ended March 31, 2018 as compared to natural gas sales revenues of $19.9 million for the three months ended March 31, 2017. An increase in sales volumes between these periods contributed a $12.7 million positive impact, while a decrease in natural gas prices contributed a $8.5 million negative impact. The decrease in pricing is partially attributable to our adoption of ASC 606 - Revenue from Contracts with Customers ("ASC 606"). Adoption of this new standard was applied to all new contracts entered into on or after January 1, 2018 and all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance. Amounts previously recognized as transportation and gathering ("T&G") under ASC 605 of $3.2 million are currently recognized within natural gas sales revenues.

For the three months ended March 31, 2018, our natural gas sales averaged 115.6 MMcf/d. Natural gas sales volumes increased by 64% to 10,404 MMcf for the three months ended March 31, 2018 as compared to 6,359 MMcf for the three months ended March 31, 2017. The volume increase is primarily due to the completion of 193 gross wells from April 1, 2017 to March 31, 2018, partially offset by the natural decline on existing producing properties.

The average price we realized on the sale of our natural gas was $2.31 per Mcf for the three months ended March 31, 2018 compared to $3.13 per Mcf for the three months ended March 31, 2017.

NGL sales revenues. NGL sales revenues increased by $8.3 million to $25.9 million for the three months ended March 31, 2018 as compared to NGL sales revenues of $17.6 million for the three months ended March 31, 2017. An increase in sales volumes between these periods contributed an $11.7 million positive impact, while a decrease in price contributed a $3.4 million negative impact. The decrease in pricing is attributable to our adoption of ASC 606. Adoption of this new standard was applied to all new contracts entered into on or after January 1, 2018 and all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance. Amounts previously recognized as T&G under ASC 605 of $4.9 million are currently recognized within NGL sales revenues, partially offset by an increase in NGL index price.

For the three months ended March 31, 2018, our NGL sales averaged 13,554 MBbl/d. NGL sales volumes increased by 66% to 1,220 MBbl for the three months ended March 31, 2018 as compared to 734 MBbl for the three months ended March 31, 2017. The volume increase is primarily due to the completion of 193 gross wells from April 1, 2017 to March 31, 2018, partially offset by the natural decline on existing producing properties. Our NGL sales are directly associated with our natural gas sales because our natural gas volumes are processed by third parties for both residue natural gas sales and NGL sales.

The average price we realized on the sale of our NGL was $21.21 per Bbl for the three months ended March 31, 2018 compared to $24.00 per Bbl for the three months ended March 31, 2017.

Lease operating expenses. Our LOE increased by $8.7 million to $20.7 million for the three months ended March 31, 2018, from $12.0 million for the three months ended March 31, 2017. The increase in LOE was primarily the result of an increase in producing wells during the twelve months ended March 31, 2018.

On a per unit basis, LOE decreased to $3.34 per BOE sold for the three months ended March 31, 2018 from $4.01 per BOE sold for the three months ended March 31, 2017. The decrease in LOE per BOE is primarily a result of flush production on several new pads turned-in-line during the three months ended March 31, 2018.

Transportation and gathering. Our T&G expense decreased by $2.8 million to $7.5 million for the three months ended March 31, 2018, from $10.3 million for the three months ended March 31, 2017. The decrease in T&G is primarily attributable to adoption of ASC 606. Adoption of this new standard was applied to all new contracts entered into on or after January 1, 2018 and all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance. Amounts previously recognized as T&G under ASC 605 of $8.1 million are currently recognized within natural gas and NGL sales revenues. This decrease was offset by an increase in producing wells and in both residue natural gas and NGL sales volumes and realized prices, resulting in $5.3 million of collectively higher T&G.

On a per unit basis, T&G decreased to $1.22 per BOE sold for the three months ended March 31, 2018 from $3.42 per BOE sold for the three months ended March 31, 2017. The decrease in T&G per BOE is primarily the result of the adoption of ASC 606.

Production taxes. Our production taxes increased by $13.9 million to $20.3 million for the three months ended March 31, 2018 as compared to $6.5 million for the three months ended March 31, 2017. The increase is primarily attributable to increased revenue as production taxes are calculated as a percentage of sales revenue. Production taxes as a percentage of sales revenue was 8.8% for the three months ended March 31, 2018 as compared to 7.2% for the three months ended March 31, 2017. The increase in production taxes as a percentage of sales revenue relates to an increase in the estimated ad valorem and severance tax rates for the three months ended March 31, 2018.

Exploration expenses. Our exploration expenses were $7.3 million for the three months ended March 31, 2018. We recognized $3.5 million in expense attributable to the extension of certain leases and $3.8 million in impairment expense attributable to the abandonment and impairment of unproved properties for the three months ended March 31, 2018. For the three months ended March 31, 2017, we recognized $10.8 million in exploration expenses.

Depletion, depreciation, amortization and accretion expense. Our DD&A expense increased $45.5 million to $96.2 million for the three months ended March 31, 2018 as compared to $50.7 million for the three months ended March 31, 2017. This increase is due to an increase in volumes sold for the three months ended March 31, 2018 as sales increased by approximately 3,194 MBoe. On a per unit basis, DD&A expense decreased from $16.86 per BOE for the three months ended March 31, 2017 to $15.52 per BOE for the three months ended March 31, 2018.

General and administrative expenses. General and administrative (“G&A”) expenses increased by $5.3 million to $31.0 million for the three months ended March 31, 2018 as compared to $25.7 million for the three months ended March 31, 2017. This increase is primarily due to an increase in our employee head count for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. On a per unit basis, G&A expense decreased from $8.55 per BOE sold for the three months ended March 31, 2017 to $5.00 per BOE sold for the three months ended March 31, 2018.

Our G&A expenses include the non‑cash expense for stock‑based compensation for equity awards granted to our employees and directors. For the three months ended March 31, 2018 and 2017, stock‑based compensation expense was $15.7 million and $15.7 million, respectfully.

Commodity derivative gain (loss). Primarily due to the increase in NYMEX crude oil futures prices at March 31, 2018 as compared to December 31, 2017 and change in fair value from the execution of new positions, we incurred a net loss on our commodity derivatives of $50.3 million for the three months ended March 31, 2018, including the amortization of premiums. Primarily due to the decrease in NYMEX crude oil futures prices at March 31, 2017 as compared to December 31, 2016 and change in fair value from the execution of new positions, we incurred a net gain on our commodity derivatives of $50.4 million for the three months ended March 31, 2017, including the amortization of premiums. These gains and losses are a result of our hedging program, which is used to mitigate our exposure to commodity price fluctuations. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program in the future. Therefore, we expect our net income (loss) to reflect the volatility of commodity price forward markets. Our cash flow will only be affected upon settlement of the transactions at the current market prices at that time. During the three months ended March 31, 2018, we paid cash settlements of commodity derivatives totaling $23.3 million. During the three months ended March 31, 2017, we paid cash settlements of commodity derivatives totaling $9.0 million.

Interest expense. Interest expense consists of interest expense on our long term debt, amortization of debt issuance costs, net of capitalized interest. For the three months ended March 31, 2018, we recognized interest expense of $63.3 million as compared to $9.7 million for the three months ended March 31, 2017, as a result of borrowings under our revolving credit facility, our 2021 Senior Notes and the associated make-whole premium upon redemption, our 2024 Senior Notes, our 2026 Senior Notes, and the amortization of debt issuance costs.

We incurred interest expense for the three months ended March 31, 2018 of $19.9 million related to our 2021 Senior Notes, 2024 Senior Notes, 2026 Senior Notes, and credit facility, as well as a make-whole premium of $35.6 million related to the Company's repayment of its 2021 Senior Notes in January and February 2018. We incurred interest expense for the three months ended March 31, 2017 of $11.3 million related to our credit facility and our 2021 Senior Notes. Also included in interest expense for the three months ended March 31, 2018 and 2017 was the amortization of debt issuance costs of $10.4 million and $0.9 million, respectively. Amortization expense for the three months ended March 31, 2018 includes $9.4 million of acceleration of amortization expense upon the repayment of the Company's 2021 Senior Notes. For the three months ended March 31, 2018 and 2017, we capitalized interest expense of $2.6 million and $2.5 million, respectively.

Income tax expense and benefit. We recorded an income tax benefit of $14.1 million and an income tax expense of $5.1 million for the three months ended March 31, 2018 and 2017, respectively. This resulted in an effective tax rate of approximately 21.3% and 37.0% for the three months ended March 31, 2018 and 2017, respectively. The difference in effective rates for the three months ended March 31, 2018 and 2017 is primarily due to the Tax Cut and Jobs Act signed into law in December 2017, reducing the U.S. statutory rate to 21.0% from 35.0%. Our effective tax rate for the three months ended March 31, 2018 and 2017 differs from the U.S. statutory income tax rates of 21.0% and 35.0% primarily due to the effects of state income taxes and estimated permanent taxable differences.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our revolving credit facility. Depending upon market conditions and other factors, we may also issue equity and debt securities if needed.

Historically, our primary sources of liquidity have been borrowings under our revolving credit facility, proceeds from the offerings of our 2021 Senior Notes, 2024 Senior Notes and 2026 Senior Notes (please refer to Note 4 - Long Term Debt), equity provided by investors, including our management team, cash from the IPO and Private Placement and cash flows from operations. To date, our primary use of capital has been for the acquisition of oil and gas properties to increase our acreage position, as well as development and exploration of oil and gas properties. Our borrowings, net of unamortized debt issuance costs, were approximately $1,231.0 million and $1,023.4 million at March 31, 2018, and December 31, 2017, respectively. We also have other contractual commitments, which are described in Note 11 – Commitments and Contingencies in Part I, Item I, Financial Information of this Quarterly Report.

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

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and available borrowings under our revolving credit facility to execute our current capital program, excluding any acquisitions we may consummate, make our interest payments on the 2024 Senior Notes, 2026 Senior Notes and credit facility and pay dividends on our Series A Preferred Stock.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$119,254	$19,333
Net cash used in investing activities	$(265,085)	$(339,667)
Net cash provided by (used in) financing activities	$154,426	$(3,733)

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net cash provided by operating activities. For the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, our net cash provided by operating activities increased by $99.9 million, primarily due to an increase in operating revenues, net of expenses, of $125.5 million from increased sales volumes and prices, partially offset by a decrease in settlements on commodity derivatives of $13.2 million.

Net cash used in investing activities. For the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, our net cash used in investing activities decreased by $74.6 million primarily due to a decrease of $74.4 million used in drilling and completion activities, acquisitions and other property and equipment for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Net cash provided by (used in) financing activities. For the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, our net cash provided by financing activities increased by $158.2 million, as a result of an increase of $739.7 million from the issuance of the 2026 Senior Notes, partially offset by a decrease from redemption of the 2021 Senior Notes for $585.6 million, including a make-whole premium of $35.6 million, and net credit facility activity of $10.0 million.

Working Capital

Our working capital deficit was $208.5 million and $236.7 million at March 31, 2018 and December 31, 2017, respectively. Our cash balances totaled $15.4 million and $6.8 million at March 31, 2018 and December 31, 2017, respectively.

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

Debt Arrangements

Our revolving credit facility has a maximum credit amount of $1.5 billion, subject to a borrowing base of $700.0 million, subject to the current elected commitments of $650.0 million, and certain of our current and future subsidiaries are or will be guarantors under such facility. Amounts repaid under our revolving credit facility may be re-borrowed from time to time, subject to the terms of the facility. For more information on the revolving credit facility, please see Note 4 - Long-Term Debt in Part 1, Item 1. Financial Information of this Quarterly Report. The revolving credit facility is secured by liens on substantially all of our properties.

In July 2016, we closed a private offering of our 2021 Senior Notes that resulted in net proceeds of approximately $537.2 million. Our 2021 Senior Notes bore interest at an annual rate of 7.875%. Interest on our 2021 Senior Notes was payable on January 15 and July 15 of each year, and the first interest payment was made on January 15, 2017. Our 2021 Senior Notes would have matured on July 15, 2021. Our 2021 Senior Notes were guaranteed by all of our current and future restricted subsidiaries (other than Extraction Finance Corp., the co-issuer of our 2021 Senior Notes). In the first quarter of 2018, we closed a tender offer for the 2021 Senior Notes and subsequently redeemed all remaining outstanding 2021 Senior Notes. No 2021 Senior Notes remain outstanding.

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

In January 2018, we closed a private offering of our 2026 Senior Notes that resulted in net proceeds of approximately $737.9 million. Our 2026 Senior Notes bear interest at an annual rate of 5.625%. Interest on our 2026 Senior Notes is payable on February 1 and August 1 of each year, and the first interest payment will be made on August 1, 2018. Our 2026 Senior Notes will mature on February 1, 2026. Our 2026 Senior Notes are guaranteed by certain of the Company's current subsidiaries and by certain future restricted subsidiaries that guarantee our indebtedness under a credit facility.

Revolving Credit Facility

The amount available to be borrowed under our revolving credit facility is subject to a borrowing base that is redetermined semiannually on each May 1 and November 1, and will depend on the volumes of our proved oil and gas reserves and estimated cash flows from these reserves and other information deemed relevant by the administrative agent under our revolving credit facility. In January 2018, we completed the November 1, 2017 borrowing base redetermination. As a result of the redetermination, the borrowing base increased to $750.0 million and then automatically reduced to $700.0 million in connection with the issuance of the 2026 Senior Notes and is subject to current elected commitments of $650.0 million.

Principal amounts borrowed will be payable on the maturity date, and interest will be payable quarterly for alternate base rate loans and at the end of the applicable interest period for Eurodollar loans. We have a choice of borrowing in Eurodollars or at the alternate base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the product of: (a) the LIBOR rate, multiplied by (b) a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the reserve percentages (expressed as a decimal) on such date at which the administrative agent under our revolving credit facility is required to maintain reserves on ‘Eurocurrency Liabilities’ as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 200 to 300 basis points, depending on the percentage of our borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the adjusted one-month LIBOR rate (as calculated above) plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the percentage of our borrowing base utilized. As of March 31, 2018, we had $100.0 million of outstanding borrowings under our revolving credit facility. We may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.

The revolving credit facility is secured by liens on substantially all of our properties and guarantees from us and certain of our subsidiaries. The revolving credit facility contains restrictive covenants that may limit our ability to, among other things:

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

The revolving credit facility requires us to maintain the following financial ratios:

•
a current ratio, which is the ratio of our consolidated current assets (includes unused commitments under our revolving credit facility and unrestricted cash and excludes derivative assets) to our consolidated current liabilities (excludes obligations under our revolving credit facility, the senior notes and certain derivative liabilities), of not less than 1.0 to 1.0 as of the last day of any fiscal quarter; and

•
a net leverage ratio, which is the ratio of (i) consolidated debt less cash balances to (ii) our consolidated EBITDAX for the four fiscal quarter period most recently ended, not to exceed 4.0 to 1.0 as of the last day of such fiscal quarter.

2021 Senior Notes

In July 2016, we closed a private offering of our 2021 Senior Notes that resulted in net proceeds of approximately $537.2 million. Our 2021 Senior Notes bore interest at an annual rate of 7.875%. Interest on our 2021 Senior Notes was payable on January 15 and July 15 of each year, and the first interest payment was made on January 15, 2017. Our 2021 Senior Notes would have matured on July 15, 2021.

Concurrent with the 2026 Senior Notes Offering, we commenced a cash tender offer to purchase any and all of its 2021 Senior Notes. On January 24, 2018 we received approximately $500.6 million aggregate principal amount of the 2021 Senior Notes which were validly tendered (and not validly withdrawn). As a result, on January 25, 2018 we made a cash payment of approximately $534.2 million, which included principal of approximately $500.6 million, a make-whole premium of approximately $32.6 million and accrued and unpaid interest of approximately $1.0 million.

On February 17, 2018, we redeemed the approximately $49.4 million aggregate principal amount of the 2021 Senior Notes that remained outstanding after the Tender Offer and made a cash payment of approximately $52.7 million to the remaining holders of the 2021 Senior Notes, which included a make-whole premium of $3.0 million and accrued and unpaid interest of approximately $0.3 million.

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

Our 2024 Senior Notes are our senior unsecured obligations and rank equally in right of payment with all of our other senior indebtedness and senior to any of our subordinated indebtedness. Our 2024 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of our current subsidiaries and by certain future restricted subsidiaries that guarantees our indebtedness under a credit facility. The 2024 Senior Notes are effectively subordinated to all of our secured indebtedness (including all borrowings and other obligations under our revolving credit facility) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that do not guarantee the 2024 Senior Notes.

2026 Senior Notes

On January 25, 2018, we closed a private offering of our 2026 Senior Notes that resulted in net proceeds of approximately $737.9 million. Our 2026 Senior Notes bear interest at an annual rate of 5.625%. Interest on the 2026 Senior Notes is payable on February 1 and August 1 of each year, and the first interest payment will be made on August 1, 2018. Our 2026 Senior Notes will mature on February 1, 2026.

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

Our 2026 Senior Notes are our senior unsecured obligations and rank equally in right of payment with all of our other senior indebtedness and senior to any of our subordinated indebtedness. Our 2026 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of our current subsidiaries and by certain future restricted subsidiaries that guarantee our indebtedness under a credit facility. The 2026 Senior Notes are effectively subordinated to all of our secured indebtedness (including all borrowings and other obligations under our revolving credit facility) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that do not guarantee the 2026 Senior Notes.

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

Critical Accounting Policies and Estimates

Adoption of ASC 606

On January 1, 2018, we adopted ASC 606 - Revenue from Contracts with Customers ("ASC 606"). We adopted using the modified retrospective method to apply the new standard to all new contracts entered into on or after January 1, 2018 and all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance. ASC 606 supersedes previous revenue recognition requirements in ASC 605 and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.

The impact of adoption in the current period results as follows (in thousands):

	For the Three Months Ended March 31, 2018
	Under ASC 606	Under ASC 605	Change
Revenues:
Oil sales	$180,263	$180,263	$—
Natural gas sales	24,081	27,341	(3,260)
NGL sales	25,871	30,755	(4,884)
Total Revenues	230,215	238,359	(8,144)
Operating Expenses:
Transportation and gathering	$7,539	$15,683	$(8,144)
Net Loss	$(51,995)	$(51,995)	$—

Changes to sales of natural gas and NGL, and transportation and gathering expenses are due to the conclusion that certain midstream processing entities are the Company's customer in natural gas processing and marketing agreements in accordance with the five-step process in ASC 606. This is a change from previous conclusions reached for these agreements utilizing the principal versus agent indicators under ASC 605 where we determined we were the principal, the midstream processor was our agent and the third-party end user was our customer. As a result, we modified our presentation of revenues and operating expenses for these agreements. Revenues related to these agreements are now presented on a net basis for proceeds expected to be received from the midstream processing entity.

Transportation and gathering expense related to other agreements, incurred prior to the transfer of control to the customer at the tailgate of the natural gas processing facilities will continue to be presented as transportation and gathering expense.

Revenues from Contracts with Customers

Sales of oil, natural gas and NGL are recognized at the point control of the commodity is transferred to the customer and collectability is reasonably assured. The majority of our contracts' pricing provisions are tied to a commodity market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the oil or natural gas, and prevailing supply and demand conditions. As a result, the price of the oil, natural gas and NGL fluctuates to remain competitive with the other available oil, natural gas and NGL supplies.

Oil Sales

Under our crude purchase and marketing contracts, we generally sell oil production at the wellhead and collects an agreed-upon index price, net of pricing differentials. In this scenario, we recognize revenue when control transfers to the purchaser at the wellhead at the net price received.

Natural Gas and NGL Sales

Under our natural gas processing contracts, we deliver natural gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity's system. The midstream processing entity gathers and processes the natural gas and remits proceeds to us for the resulting sales of NGL and residue gas. In these scenarios, we evaluate whether we are the principal or the agent in the transaction, and the point at which control of the hydrocarbons transfer to the customer. For those contracts where we have concluded the midstream processing entity is our agent and the third-party end user is our customer (generally our fixed-fee gathering and processing agreements), we recognize revenue on a gross basis, with transportation and gathering expense presented as an operating expense in the consolidated statements of operations. Alternatively, for those contracts where we have concluded the midstream processing entity is our customer and controls the hydrocarbons (generally our percentage of proceeds gathering and processing agreements), we recognize natural gas and NGL revenues based on the net amount of the proceeds received from the midstream processing company.

In certain natural gas processing agreements, we may elect to take our residue gas and/or NGL in-kind at the tailgate of the midstream entity's processing plant and subsequently market the product. Through the marketing process, we deliver product to the third-party purchaser at a contractually agreed-upon delivery point and receive a specified index price from the purchaser. In this scenario, we recognize revenue when the control transfers to the purchaser at the delivery point based on the index price received from the purchaser. The gathering and processing expense attributable to the gas processing contracts, as well as any transportation expense incurred to deliver the product to the purchase, are presented as transportation and gathering expense in the consolidated statement of operations.

Performance Obligations

A significant number of our product sales are short-term in nature with a contract term of one year or less. For those contracts, we have utilized the practical expedient in ASC 606-10-50-14 exempting us from disclosure of the transaction price of a contract that has an original expected duration of one year or less.

For our product sales that have a contract term greater than one year, we have utilized the practical expedient in ASC 606-10-50-14(a), which states we are not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, each unit of product generally represents a separate performance obligation; therefore future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

We record revenue on its oil, natural gas and NGL sales at the time production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and NGL sales may not be received for 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the customer and the net commodity price that will be received for the sale of these commodity products. We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the customer. We have internal controls over our revenue estimation process and related accruals, and any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the period from December 31, 2017 to March 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

Contract Balances

Under our various sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities under ASC 606.

The following table presents our revenues disaggregate by revenue source. Transportation and gathering costs in the following table are not all of the transportation and gathering expenses that we incur, only the expenses that are netted against revenues pursuant to ASC 606. Prior period amounts have not been adjusted under the modified retrospective method.

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Oil sales	$180,263	$52,128
Natural gas sales	27,341	19,897
NGL sales	30,755	7,614
Transportation and gathering included in revenues	(8,144)	—
Total Revenues	$230,215	$89,639

There were no other changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Please read Note 2 of the Notes to the Consolidated financial statements included under Part II, Item 8 of this Quarterly Report for a detailed list of recent accounting pronouncements.

Impact of Inflation/Deflation and Pricing

All of our transactions are denominated in U.S. dollars. Typically, as prices for oil and natural gas increase, associated costs rise. Conversely, as prices for oil and natural gas decrease, costs decline. Cost declines tend to lag and may not adjust downward in proportion to decline commodity prices. Historically, field-level prices received for our oil and natural gas production have been volatile. During the year ended December 31, 2015, commodity prices decreased, while during the years ended December 31, 2016 and 2017, commodity prices increased. During the three months ended March 31, 2018, commodity prices remained relatively stable. Changes in commodity prices impact our revenues, estimates of reserves, assessments of any impairment of oil and natural gas properties, as well as values of properties being acquired or sold. Price changes have the potential to affect our ability to raise capital, borrow money, and retain personnel.

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

The following tables present our derivative positions related to crude oil and natural gas sales in effect as of March 31, 2018:

	June 30, 2018	September 30, 2018	December 31,	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	1,500,000	1,050,000	1,050,000	—	—	—	—
Weighted average fixed price ($/Bbl)	$50.70	$52.91	$52.91	$—	$—	$—	$—
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	1,485,000	3,360,000	3,360,000	4,050,000	4,050,000	750,000	750,000
Weighted average fixed price ($/Bbl)	$56.52	$58.11	$58.11	$58.35	$58.35	$63.84	$63.84
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	3,419,400	3,300,000	3,300,000	2,850,000	2,850,000	450,000	450,000
Weighted average purchased put price ($/Bbl)	$38.22	$40.00	$40.00	$40.16	$40.16	$43.67	$43.67
NYMEX WTI Crude Purchased Calls:
Notional volume (Bbl)	285,000	1,110,000	1,110,000	1,200,000	1,200,000	300,000	300,000
Weighted average fixed price ($/Bbl)	$60.69	$57.65	$57.65	$56.72	$56.72	$62.25	$62.25
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	3,763,800	2,250,000	2,250,000	2,850,000	2,850,000	450,000	450,000
Weighted average purchased put price ($/Bbl)	$41.66	$49.81	$49.81	$49.72	$49.72	$51.67	$51.67
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	10,500,000	9,900,000	9,900,000	2,400,000	2,400,000	2,400,000	2,400,000
Weighted average fixed price ($/MMBtu)	$3.03	$3.03	$3.03	$3.04	$2.71	$2.71	$2.71
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	600,000	600,000	600,000	—	—	—	—
Weighted average sold call price ($/MMBtu)	$3.15	$3.15	$3.15	$—	$—	$—	$—
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	600,000	600,000	600,000	—	—	—	—
Weighted average purchased put price ($/MMBtu)	$3.00	$3.00	$3.00	$—	$—	$—	$—
CIG Basis Gas Swaps:
Notional volume (MMBtu)	9,400,000	10,420,000	11,040,000	1,200,000	1,200,000	1,200,000	1,200,000
Weighted average fixed basis price ($/MMBtu)	$(0.68)	$(0.68)	$(0.68)	$(0.77)	$(0.77)	$(0.77)	$(0.77)

As of March 31, 2018, the fair market value of our oil derivative contracts was a net liability of $107.2 million. Based on our open oil derivative positions at March 31, 2018, a 10% increase in the NYMEX WTI price would increase our net oil derivative liability by approximately $81.5 million, while a 10% decrease in the NYMEX WTI price would decrease our net oil derivative liability by approximately $72.7 million. As of March 31, 2018, the fair market value of our natural gas derivative contracts was a net asset of $11.7 million. Based upon our open commodity derivative positions at March 31, 2018, a 10% increase in the NYMEX Henry Hub price would decrease our net natural gas derivative asset by approximately $8.6 million, while a 10% decrease in the NYMEX Henry Hub price would increase our net natural gas derivate asset by approximately $8.7 million. Please see “—How We Evaluate Our Operations—Derivative Arrangements.”

Counterparty and Customer Credit Risk

Our cash and cash equivalents are exposed to concentrations of credit risk. We manage and control this risk by investing these funds with major financial institutions. We often have balances in excess of the federally insured limits.

We sell oil, natural gas and NGL to various types of customers, including pipelines and refineries. Credit is extended based on an evaluation of the customer’s financial conditions and historical payment record. The future availability of a ready market for oil, natural gas and NGL depends on numerous factors outside of our control, none of which can be predicted with certainty. For the three months ended March 31, 2018, we had certain major customers that exceeded 10% of total oil, natural gas and NGL revenues. We do not believe the loss of any single purchaser would materially impact our operating results because oil, natural gas and NGL are fungible products with well‑established markets and numerous purchasers.

At March 31, 2018, we had commodity derivative contracts with eight counterparties. We do not require collateral or other security from counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting agreements to minimize credit‑risk exposure. The creditworthiness of our counterparties is subject to periodic review. Four of the eight counterparties to the derivative instruments are highly rated entities with corporate ratings at A3 classifications or above by Moody’s. Three additional counterparties have a corporate rating of Baa1 by Moody’s. One counterparty is a private entity and has a corporate rating of NAIC-2 by the National Association of Insurance Commissioners. For the three months ended March 31, 2018 and 2017, we did not incur any losses with respect to counterparty contracts. None of our existing derivative instrument contracts contains credit risk related contingent features.

Interest Rate Risk

At March 31, 2018, we had $100.0 million of variable‑rate debt outstanding. The impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $1.0 million per year. We may begin entering into interest rate swap arrangements on a portion of our outstanding debt to mitigate the risk of fluctuations in LIBOR if we have variable-rate debt outstanding in the future. Please see “—Liquidity and Capital Resources—Debt Arrangements.”

Off‑Balance Sheet Arrangements

As of March 31, 2018, we did not have material off-balance sheet arrangements, except for our agreement with our oil marketer. Our oil marketer is subject to a firm transportation agreement with a make-whole provision that allows us to satisfy any minimum volume commitment deficiencies incurred by our oil marketer with future barrels of crude oil in excess of their minimum volume commitment through October 31, 2019. Please see Note 11 – Commitments and Contingencies in Part 1, Item 1 of this Quarterly Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to ongoing legal proceedings in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not believe the results of these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 1A. RISK FACTORS

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under Item 1A “Risk Factors”, included in our Annual Report on Form 10-k filed with the SEC on February 27, 2018. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our share repurchase activity for each period presented:

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1, 2018 - January 31, 2018 (1)	165,920	$13.92
February 1, 2018 - February 28, 2018	—	—
March 1, 2018 - March 31, 2018	—	—
Total	165,920	$13.92

(1)	These shares were withheld to satisfy tax withholding payments related to incentive restricted stock unit awards that vested during the period.

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

10.1
Master Assignment, Increase Agreement and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of January 5, 2018, by and between Extraction Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent and issuing lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 9, 2018).

10.2
Consent Agreement and Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 27, 2018, by and between Extraction Oil & Gas, Inc., as borrower, certain subsidiaries of the Company, as guarantors, Wells Fargo Bank, National Association, as administrative agent and issuing lender and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37907) filed with the Commission on March 2, 2018).

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

Date: May 8, 2018.

Extraction Oil & Gas, Inc.

By:	/S/ MARK A. ERICKSON
Mark A. Erickson
Chairman and Chief Executive Officer (principal executive officer)

By:	/S/ RUSSELL T. KELLEY, JR.
Russell T. Kelley, Jr.
Chief Financial Officer (principal financial officer)