Form 10-K/A
Extraction Oil & Gas, Inc.
filed 2018-05-14
CIK 1655020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment") to the Annual Report on Form 10-K of Extraction Oil & Gas, Inc. (the "Company") for the fiscal year ended December 31, 2017 (the "Form 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on February 27, 2018 is being filed for the sole purpose of including language from the introductory portion of paragraph 4 of the Section 302 certification regarding the Company's internal control over financial reporting.

Other than as expressly set forth above, no changes have been made in this Amendment to amend, modify or restate any other information or disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the original filing of the Form 10-K. As a result, the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 continues to speak as of February 27, 2018. This Amendment should be read in conjunction with the Company's Form 10-K and other Company filings made with the SEC.

Table of Contents

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.          EXHIBITS

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

†**10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 10-K (File No. 001-37907) filed with the Commission on February 27, 2018).

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

†**10.11
Employment Agreement effective as of November 7, 2016 among the Company and Eric J. Christ (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 10-K (File No. 001-37907) filed with the Commission on February 27, 2018).

†**10.12
Amendment to Employment Agreement effective as of February 17, 2017 among the Company and Eric J. Christ (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 10-K (File No. 001-37907) filed with the Commission on February 27, 2018).

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

**21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Current Report on Form 10-K (File No. 001-37907) filed with the Commission on February 27, 2018).

**23.1	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23.1 to the Company's Current Report on Form 10-K (File No. 001-37907) filed with the Commission on February 27, 2018).

**23.2	Consent of Ryder Scott Company, L.P. (incorporated by reference to Exhibit 23.2 to the Company's Current Report on Form 10-K (File No. 001-37907) filed with the Commission on February 27, 2018).

*31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

**32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company's Current Report on Form 10-K (File No. 001-37907) filed with the Commission on February 27, 2018).

**32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company's Current Report on Form 10-K (File No. 001-37907) filed with the Commission on February 27, 2018).

**99.1	Report of Ryder Scott Company, L.P. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 10-K (File No. 001-37907) filed with the Commission on February 27, 2018).

**101	Interactive Data Files (incorporated by reference to Exhibit 101 to the Company's Current Report on Form 10-K (File No. 001-37907) filed with the Commission on February 27, 2018).

†     Management contract or compensatory plan or agreement.
*     Filed herewith.
**   Previously filed.

Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2018.

Extraction Oil & Gas, Inc.

By:	/s/ MARK A. ERICKSON
Mark A. Erickson
Chairman and Chief Executive Officer (Principal Executive Officer)