Form 10-Q
period 2018-06-30
Extraction Oil & Gas, Inc.
filed 2018-08-07
CIK 1655020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

The total number of shares of common stock, par value $0.01 per share, outstanding as of August 3, 2018 was 175,479,079.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$68,249	$6,768
Accounts receivable
Trade	42,118	46,047
Oil, natural gas and NGL sales	93,367	93,301
Inventory and prepaid expenses	24,308	13,017
Commodity derivative asset	15,313	4,132
Total Current Assets	243,355	163,265
Property and Equipment (successful efforts method), at cost:
Proved oil and gas properties	3,564,549	3,011,526
Unproved oil and gas properties	684,375	686,968
Wells in progress	113,019	127,418
Less: accumulated depletion, depreciation and amortization	(908,169)	(709,662)
Net oil and gas properties	3,453,774	3,116,250
Elevation gathering systems and facilities	26,417	4,889
Other property and equipment, net of accumulated depreciation	30,186	32,429
Net Property and Equipment	3,510,377	3,153,568
Non-Current Assets:
Commodity derivative asset	266	—
Goodwill and other intangible assets, net of accumulated amortization	55,757	55,453
Other non-current assets	14,305	12,383
Total Non-Current Assets	70,328	67,836
Total Assets	$3,824,060	$3,384,669
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$252,051	$211,581
Revenue payable	87,943	52,805
Production taxes payable	63,236	37,444
Commodity derivative liability	153,567	67,428
Accrued interest payable	22,411	23,807
Asset retirement obligations	12,792	6,873
Total Current Liabilities	592,000	399,938
Non-Current Liabilities:
Credit facility	190,000	90,000
Senior Notes, net of unamortized debt issuance costs	1,131,579	933,361
Production taxes payable	51,931	57,982
Commodity derivative liability	6,245	17,274
Other non-current liabilities	7,858	5,973
Asset retirement obligations	56,838	62,667
Deferred tax liability	32,426	42,326
Total Non-Current Liabilities	1,476,877	1,209,583
Total Liabilities	2,068,877	1,609,521
Commitments and Contingencies—Note 11
Series A Convertible Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 185,280 issued and outstanding	161,298	158,383
Stockholders' Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 175,797,671 and 172,059,814 issued and outstanding	1,718	1,718
Additional paid-in capital	2,137,371	2,114,795
Treasury stock, at cost, 331,305 and 165,385 shares	(4,414)	(2,105)
Accumulated deficit	(540,790)	(497,643)
Total Stockholders' Equity	1,593,885	1,616,765
Total Liabilities and Stockholders' Equity	$3,824,060	$3,384,669
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Oil sales	$213,481	$85,394	$393,744	$137,522
Natural gas sales	19,807	18,526	43,888	38,423
NGL sales	26,908	15,846	52,779	33,460
Total Revenues	260,196	119,766	490,411	209,405
Operating Expenses:
Lease operating expenses	20,774	14,125	41,477	26,161
Transportation and gathering	9,959	10,040	17,498	20,327
Production taxes	24,389	10,511	44,712	16,964
Exploration expenses	3,021	6,438	10,288	17,250
Depletion, depreciation, amortization and accretion	106,774	68,610	202,981	119,263
Impairment of long lived assets	128	—	128	675
(Gain) loss on sale of property and equipment	(59,902)	—	(59,902)	451
Acquisition transaction expenses	—	—	—	68
General and administrative expenses	34,231	23,487	65,200	49,175
Total Operating Expenses	139,374	133,211	322,382	250,334
Operating Income (Loss)	120,822	(13,445)	168,029	(40,929)
Other Income (Expense):
Commodity derivatives gain (loss)	(89,511)	33,876	(139,839)	84,298
Interest expense	(19,202)	(9,021)	(82,504)	(18,681)
Other income	939	250	1,267	818
Total Other Income (Expense)	(107,774)	25,105	(221,076)	66,435
Income (Loss) Before Income Taxes	13,048	11,660	(53,047)	25,506
Income tax (expense) benefit	(4,200)	(4,420)	9,900	(9,550)
Net Income (Loss)	$8,848	$7,240	$(43,147)	$15,956
Income (Loss) Per Common Share (Note 10)
Basic and diluted	$0.03	$0.02	$(0.29)	$0.05
Weighted Average Common Shares Outstanding
Basic and diluted	175,762	171,835	174,992	171,835

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total Stockholders' Equity
Balance at January 1, 2018	172,060	$1,718	165	$(2,105)	$2,114,795	$(497,643)	$1,616,765
Stock-based compensation	2,794	—	—	—	33,464	—	33,464
Series A Preferred Stock dividends	—	—	—	—	(5,443)	—	(5,443)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(2,914)	—	(2,914)
Repurchase of common stock	—	—	166	(2,309)	—	—	(2,309)
Shares issued under LTIP, including payment of tax withholdings using withheld shares	944	—	—	—	(2,531)	—	(2,531)
Net loss	—	—	—	—	—	(43,147)	(43,147)
Balance at June 30, 2018	175,798	$1,718	331	$(4,414)	$2,137,371	$(540,790)	$1,593,885

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(43,147)	$15,956
Reconciliation of net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	202,981	119,263
Abandonment and impairment of unproved properties	5,922	4,560
Impairment of long lived assets	128	675
(Gain) loss on sale of property and equipment	(59,902)	451
Amortization of debt issuance costs	11,368	1,712
Deferred rent	280	(156)
Commodity derivatives (gain) loss	139,839	(84,298)
Settlements on commodity derivatives	(54,279)	(13,240)
Premiums paid on commodity derivatives	(17,271)	—
Earnings in unconsolidated subsidiaries	(1,043)	10
Distributions from unconsolidated subsidiaries	626	—
Make-whole premium paid on 2021 Senior Notes	35,600	—
Deferred income tax expense (benefit)	(9,900)	9,550
Stock-based compensation	33,464	28,597
Changes in current assets and liabilities:
Accounts receivable—trade	5,101	(618)
Accounts receivable—oil, natural gas and NGL sales	(66)	(10,977)
Inventory and prepaid expenses	(812)	(103)
Accounts payable and accrued liabilities	(10,248)	(3,186)
Revenue payable	35,138	1,336
Production taxes payable	19,741	(3,109)
Accrued interest payable	(1,396)	356
Asset retirement expenditures	(5,034)	(952)
Net cash provided by operating activities	287,090	65,827
Cash flows from investing activities:
Oil and gas property additions	(519,154)	(572,105)
Acquired oil and gas properties	—	(17,225)
Sale of property and equipment	72,345	2,000
Elevation gathering systems and facilities additions	(16,055)	—
Other property and equipment additions	(2,712)	(5,790)
Investment in unconsolidated subsidiaries	(293)	—
Net cash used in investing activities	(465,869)	(593,120)
Cash flows from financing activities:
Borrowings under credit facility	430,000	—
Repayments under credit facility	(330,000)	—
Proceeds from the issuance of 2026 Senior Notes	739,664	—
Repayments of 2021 Senior Notes	(550,000)	—
Make-whole premium paid on 2021 Senior Notes	(35,600)	—
Repurchase of shares	(2,309)	—
Payment of employee payroll withholding taxes	(2,531)	—
Dividends on Series A Preferred Stock	(5,443)	(4,958)
Debt issuance costs	(3,055)	(109)
Equity issuance costs	(466)	(1,487)
Net cash provided by (used in) financing activities	240,260	(6,554)
Increase (decrease) in cash, cash equivalents and restricted cash	61,481	(533,847)
Cash, cash equivalents and restricted cash at beginning of period	6,768	630,936
Cash, cash equivalents and restricted cash at end of the period	$68,249	$97,089
Supplemental cash flow information:
Property and equipment included in accounts payable and accrued liabilities	$197,577	$134,483
Cash paid for interest	$41,607	$22,256
Issuance of promissory note to unconsolidated subsidiary	$35,329	$—
Extinguishment of promissory note in exchange for equity with unconsolidated subsidiary	$(35,329)	$—
Accretion of beneficial conversion feature of Series A Preferred Stock	$2,914	$2,627
Non-cash contribution to unconsolidated subsidiary	$—	$8,191
Increase in dividend payable	$—	$485
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

On July 3, 2018, Elevation Midstream, LLC (“Elevation”), a Delaware limited liability company and subsidiary of the Company, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a third party (the "Purchaser"), pursuant to which Elevation agreed to sell 150,000 Preferred Units (the “Elevation Preferred Units”) of Elevation at a price of $990 per Elevation Preferred Unit with an aggregate liquidation preference of $150.0 million (the “Private Placement”), in a transaction exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The Private Placement closed on July 3, 2018 (the “Closing Date”) and resulted in net proceeds of approximately $141.9 million, $25.4 million of which was a reimbursement for previously incurred midstream capital expenditures and general and administrative expenses. These Preferred Units are non-recourse to Extraction.

During the twenty-eight months following the Closing Date (the “Commitment Period”), subject to the satisfaction of certain financial and operational metrics and certain other customary closing conditions, Elevation has the right to require the Purchaser to purchase additional Elevation Preferred Units on the terms set forth in the Securities Purchase Agreement. Elevation may require the Purchaser to purchase additional Elevation Preferred Units, in increments of at least $25.0 million, up to an aggregate amount of $350.0 million. During the Commitment Period, Elevation is required to pay the Purchaser a quarterly commitment fee payable in cash or in kind of 1.0% per annum on any undrawn amounts of such additional $350.0 million commitment.

The Elevation Preferred Units will entitle the Purchaser to receive quarterly dividends at a rate of 8.0% per annum (the “Dividend”). In respect of quarters ending prior to and including June 30, 2020, the Dividend is payable in cash or in kind at the election of Elevation. After June 30, 2020, the Dividend is payable solely in cash.

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, which provides clarification and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. For public entities, the new guidance was effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company adopted this ASU on January 1, 2018 and the adoption of this ASU did not have a material impact on the consolidated financial statements and related disclosures.

In February 2017, the FASB issued ASU No. 2017-05, which provided clarification regarding the guidance on accounting for the derecognition of nonfinancial assets. For public entities, the new guidance was effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. The Company adopted this ASU on January 1, 2018 and the adoption of this ASU did not have a material impact on the consolidated financial statements and related disclosures.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statement of cash flows:

	As of
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$68,249	$6,768	$88,689	$588,736
Restricted cash included in cash held in escrow	—	—	8,400	42,200
	$68,249	$6,768	$97,089	$630,936

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

In February 2016, the FASB issued ASU No. 2016-02, which requires lessee recognition on the balance sheet of a right of use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight line basis. Finally, it requires classification of all cash payments within operating activities in the statements of cash flows. It is effective for fiscal years commencing after December 15, 2018 and early adoption is permitted. The FASB subsequently issued ASU No. 2017-13, ASU No. 2018-01, ASU No. 2018-10 and ASU No. 2018-11, which provided additional implementation guidance. The Company is currently evaluating the impact this ASU will have on the consolidated financial statements and related disclosures. As a part of the assessment work to-date, the Company has engaged an external consulting firm, is evaluating agreements under this ASU, and is assessing the completeness of the lease population.

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

The impact of adoption in the current period results are as follows (in thousands):

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	Under ASC 606	Under ASC 605	Change	Under ASC 606	Under ASC 605	Change
Revenues:
Oil sales	$213,481	$213,481	$—	$393,744	$393,744	$—
Natural gas sales	19,807	27,603	(7,796)	43,888	54,944	(11,056)
NGL sales	26,908	38,646	(11,738)	52,779	69,401	(16,622)
Total Revenues	260,196	279,730	(19,534)	490,411	518,089	(27,678)
Operating Expenses:
Transportation and gathering	$9,959	$29,493	$(19,534)	$17,498	$45,176	$(27,678)
Net Income (Loss)	$8,848	$8,848	$—	$(43,147)	$(43,147)	$—

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

Transportation and gathering expense related to other agreements incurred prior to the transfer of control to the customer at the tailgate of the natural gas processing facilities will continue to be presented as transportation and gathering expense.

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

The Company utilizes the sales method to account for producer imbalances, which continues to be applicable under ASC 606. As of June 30, 2018, the Company has an oil imbalance of 159 MBbl, which the Company intends to settle with the counterparty in crude oil barrels.

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

In certain natural gas processing agreements, the Company may elect to take its residue gas and/or NGL in-kind at the tailgate of the midstream entity's processing plant and subsequently market the product. Through the marketing process, the Company delivers product to the third-party purchaser at a contractually agreed-upon delivery point and receives a specified index price from the purchaser. In this scenario, the Company recognizes revenue when the control transfers to the purchaser at the delivery point based on the index price received from the purchaser. The gathering and processing expense attributable to the gas processing contracts, as well as any transportation expense incurred to deliver the product to the purchaser, are presented as transportation and gathering expense in the consolidated statements of operations.

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

The Company records revenue on its oil, natural gas and NGL sales at the time production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and NGL sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the customer and the net commodity price that will be received for the sale of these commodity products. The Company records the differences between the revenue estimated and the actual amounts received for product sales in the month that payment is received from the customer. The Company has internal controls over its revenue estimation process and related accruals, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the period from January 1, 2018 to June 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

Contract Balances

Under the Company's various sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company's product sales contracts do not give rise to contract assets or liabilities under ASC 606.

The following table presents the Company's revenues disaggregated by revenue source. Transportation and gathering costs in the following table are not all of the transportation and gathering expenses that the Company incurs, only the expenses that are netted against revenues pursuant to ASC 606. Prior period amounts have not been adjusted under the modified retrospective method.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Oil sales	$213,481	$85,394	$393,744	$137,522
Natural gas sales	27,603	18,526	54,944	38,423
NGL sales	38,646	15,846	69,401	33,460
Transportation and gathering included in revenues	(19,534)	—	(27,678)	—
Total Revenues	$260,196	$119,766	$490,411	$209,405

Other than as disclosed above or in the Company’s Annual Report, there are no other accounting standards applicable to the Company that would have a material effect on the Company’s consolidated financial statements and related disclosures that have been issued but not yet adopted by the Company through the date of this filing.

Note 3—Acquisitions and Divestitures

August 2018 Divestiture

On August 3, 2018, Elevation received $83.6 million upon the sale of assets of DJ Holdings, LLC, a subsidiary of Discovery Midstream Partners, LP, of which Elevation held a 10% membership interest. The Company acquired its interest in exchange for the contribution of nonfinancial assets.

April 2018 Divestitures

In April 2018, the Company completed various sales of its interests in approximately 15,100 net acres of leasehold and primarily non-producing properties for aggregate sales proceeds of approximately $72.3 million, subject to customary purchase price adjustments, and recognized a gain of $59.9 million for the three and six months ended June 30, 2018.

April 2018 Acquisition

On April 19, 2018, the Company acquired an unaffiliated oil and gas company's interest in approximately 1,000 net acres of non-producing leasehold primarily located in Arapahoe County, Colorado, (the "April 2018 Acquisition"). Upon closing the seller received approximately $9.4 million in cash. This transaction has been accounted for as an asset acquisition. The acquisition provided new development opportunities in the Core DJ Basin.

January 2018 Acquisition

On January 8, 2018, the Company acquired an unaffiliated oil and gas company's interest in approximately 1,200 net acres of non-producing leasehold located in Arapahoe County, Colorado, (the "January 2018 Acquisition"). Upon closing the seller received approximately $11.6 million in cash. This transaction has been accounted for as an asset acquisition. The acquisition provided new development opportunities in the Core DJ Basin.

November 2017 Acquisition

On November 15, 2017, the Company acquired an unaffiliated oil and gas company's interest in approximately 36,600 net acres of leasehold and primarily non-producing properties located in Arapahoe County, Colorado, (the "November 2017 Acquisition"). Upon closing the seller received $214.3 million in cash, subject to customary purchase price adjustments. The Company also paid $12.2 million for the final settlement payment in April 2018 in conjunction with the November 2017 Acquisition. This transaction has been accounted for as an asset acquisition. The acquisition provided new development opportunities in the Core DJ Basin.

July 2017 Acquisition

On July 7, 2017, the Company acquired an unaffiliated oil and gas company’s interests in approximately 12,500 net acres of leasehold, and primarily non-producing properties and producing properties located primarily in Adams County, Colorado, along with various other related rights, permits, contracts, equipment, rights of way, gathering systems and other assets (the "July 2017 Acquisition"). Upon closing the seller received total consideration of $84.0 million in cash, subject to customary purchase price adjustments. The effective date for the July 2017 Acquisition is July 1, 2017. This transaction has been accounted for as an asset acquisition. The acquisition provided new development opportunities in the Core DJ Basin.

June 2017 Acquisition

On June 8, 2017, the Company acquired an unaffiliated oil and gas company’s interests in approximately 160 net acres of leasehold and related producing properties located in Weld County, Colorado (the “June 2017 Acquisition”). The Company paid approximately $13.4 million in cash consideration in connection with the closing of the June 2017 Acquisition. The effective date for the acquisition was January 1, 2017, with purchase price adjustments calculated as of the closing date of June 8, 2017. The acquisition increased the Company's interest in existing operated wells. The acquired producing properties contributed $0.8 million and $1.8 million of revenue and $0.7 million and $1.3 million of earnings, respectively, for three and six months ended June 30, 2018. The acquired producing properties contributed de minimis revenue and earnings for the three and six months ended June 30, 2017. No significant transaction costs related to the acquisition were incurred for the three and six months ended June 30, 2018 and 2017.

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

Pro Forma Financial Information (Unaudited)

For the three and six months ended June 30, 2017, the following pro forma financial information represents the combined results for the Company and the properties acquired in the June 2017 Acquisition as if the acquisition had occurred on January 1, 2017. The June 2017 Acquisition has no impact on the historical results of the Company for the three and six months ended June 30, 2018. For purposes of pro forma financial information, it was assumed that the June 2017 Acquisition was funded through cash. For the three and six months ended June 30, 2017, the pro forma financial information includes effects of adjustments for DD&A expense of $1.6 million and income tax expense of $0.6 million.

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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2017	2017
Revenues	$121,930	$211,569
Operating expenses	$135,090	$252,213
Net income	$7,417	$16,133
Income per common share, basic and diluted	$0.02	$0.05

Note 4—Long‑Term Debt

As of the dates indicated, the Company’s long‑term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Credit facility due August 16, 2022 (or an earlier time as set forth in the credit facility)	$190,000	$90,000
2021 Senior Notes due July 15, 2021	—	550,000
2024 Senior Notes due May 15, 2024	400,000	400,000
2026 Senior Notes due February 1, 2026	750,000	—
Unamortized debt issuance costs on Senior Notes	(18,421)	(16,639)
Total long-term debt	1,321,579	1,023,361
Less: current portion of long-term debt	—	—
Total long-term debt, net of current portion	$1,321,579	$1,023,361

Credit Facility

In August 2017, the Company entered into an amendment and restatement of its existing credit facility (prior to amendment and restatement, the "Prior Credit Facility"), to provide aggregate commitments of $1.5 billion with a syndicate of banks, which is subject to a borrowing base. The credit facility matures on the earlier of (a) August 16, 2022, (b) April 15, 2021, if (and only if) (i) the Series A Preferred Stock of the Company (the "Series A Preferred Stock") have not been converted into common equity or redeemed prior to April 15, 2021, and (ii) prior to April 15, 2021, the maturity date of the Series A Preferred Stock has not been extended to a date that is no earlier than six months after August 16, 2022 or (c) the earlier termination in whole of the commitments. No principal payments are generally required until the credit agreement matures or in the event that the borrowing base falls below the outstanding balance.

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

In May 2018, the Company amended its revolving credit facility to (i) increase the borrowing base from $700.0 million to $800.0 million, subject to current elected commitments of $650.0 million and (ii) reduce each of the applicable interest rate margins for borrowings by 0.50%.

As of June 30, 2018, the credit facility was subject to a borrowing base of $800.0 million, subject to current elected commitments of $650.0 million. As of June 30, 2018 and, with respect to the Prior Credit Facility, December 31, 2017, the Company had outstanding borrowings of $190.0 million and $90.0 million, respectively. As of June 30, 2018 and, with respect to the Prior Credit Facility, December 31, 2017, the Company had standby letters of credit of $35.7 million and $25.7 million, respectively. At June 30, 2018, the undrawn balance under the credit facility was $460.0 million. As of the date of this filing, the Company has $265.0 million borrowings outstanding under the credit facility.

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

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	Utilization	Eurodollar Margin	Base Rate Margin	Commitment Fee Rate
Level 1	< 25%	1.50%	0.50%	0.375%
Level 2	≥ 25% < 50%	1.75%	0.75%	0.375%
Level 3	≥ 50% < 75%	2.00%	1.00%	0.500%
Level 4	≥ 75% < 90%	2.25%	1.25%	0.500%
Level 5	≥ 90%	2.50%	1.50%	0.500%

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

The credit facility also contains financial covenants requiring the Company to comply with a current ratio of its consolidated current assets (includes availability under the revolving credit facility and unrestricted cash and excludes derivative assets) to its consolidated current liabilities (excludes obligations under the revolving credit facility, senior notes and certain derivative liabilities), of not less than 1.0 to 1.0 and to maintain, on the last day of each quarter, a ratio of consolidated debt less cash balances to its consolidated EBITDAX (EBITDAX is defined as net income adjusted for certain cash and non-cash items including DD&A, exploration expense, gains/losses on derivative instruments, amortization of certain debt issuance costs, non-cash compensation expense, interest expense and prepayment premiums on extinguishment of debt) for the four fiscal quarter period most recently ended, of not greater than 4.0:1.0. The Company was in compliance with all financial covenants under the credit facility as of June 30, 2018 and through the filing of this report.

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

2024 Senior Notes

In August 2017, the Company issued at par $400.0 million principal amount of 7.375% Senior Notes due May 15, 2024 (the “2024 Senior Notes” and the offering, the “2024 Senior Notes Offering”). The 2024 Senior Notes bear an annual interest rate of 7.375%. The interest on the 2024 Senior Notes is payable on May 15 and November 15 of each year which commenced on November 15, 2017. The Company received net proceeds of approximately $392.6 million after deducting fees.

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

2026 Senior Notes

In January 2018, the Company issued at par $750.0 million principal amount of 5.625% Senior Notes due February 1, 2026 (the “2026 Senior Notes” and the offering, the “2026 Senior Notes Offering”). The 2026 Senior Notes bear an annual interest rate of 5.625%. The interest on the 2026 Senior Notes is payable on February 1 and August 1 of each year commencing on August 1, 2018. The Company received net proceeds of approximately $737.9 million million after deducting fees. The Company used $534.2 million of the net proceeds from the 2026 Senior Notes Offering to fund the tender offer for its 2021 Senior Notes, $52.7 million to redeem any 2021 Senior Notes not tendered and the remainder for general corporate purposes.

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

Debt Issuance Costs

As of June 30, 2018, the Company had debt issuance costs, net of accumulated amortization, of $4.1 million related to its credit facility which has been reflected on the Company’s balance sheet within the line item other non‑current assets. As of June 30, 2018, the Company had debt issuance costs, net of accumulated amortization, of $18.4 million related to its 2024 and 2026 Senior Notes (collectively, the "Senior Notes") which has been reflected on the Company's consolidated balance sheet within the line item Senior Notes, net of unamortized debt issuance costs. Debt issuance costs include origination, legal, engineering and other fees incurred in connection with the Company’s credit facility and Senior Notes. For the three and six months ended June 30, 2018, the Company recorded amortization expense related to debt issuance costs of $0.9 million and $11.4 million, respectively, as compared to $0.9 million and $1.7 million for the three and six months ended June 30, 2017, respectively. Debt issuance costs for the six months ended June 30, 2018 include $9.4 million of acceleration of amortization expense upon the repayment of the Company's 2021 Senior Notes. The repayment of the Company's 2021 Senior Notes had no impact to amortization expense for the three months ended June 30, 2018.

Interest Incurred on Long‑Term Debt

For the three and six months ended June 30, 2018, the Company incurred interest expense on long‑term debt of $20.4 million and $40.2 million, respectively, as compared to $11.3 million and $22.6 million for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2018, the Company capitalized interest expense on long term debt of $2.1 million and $4.7 million, respectively, as compared to $3.2 million and $5.6 million for the three and six months ended June 30, 2017, respectively, which has been reflected in the Company’s condensed consolidated financial statements. Also included in interest expense for the six months ended June 30, 2018 is a make-whole premium of $35.6 million related to the Company's repayment of its 2021 Senior Notes in January and February 2018. The repayment of the Company's 2021 Senior Notes had no impact to interest expense for the three months ended June 30, 2018.

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company’s derivative contracts are currently with twelve counterparties. The Company has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparties in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. There are no credit risk related contingent features or circumstances in which the features could be triggered in derivative instruments that are in a net liability position at the end of the reporting period.

The Company’s commodity derivative contracts as of June 30, 2018 are summarized below:

	2018	2019
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	2,100,000	—
Weighted average fixed price ($/Bbl)	$52.91	$—
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	4,500,000	8,700,000
Weighted average purchased put price ($/Bbl)	$49.81	$51.19
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	4,500,000	8,700,000
Weighted average sold call price ($/Bbl)	$58.33	$64.37
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	6,600,000	8,700,000
Weighted average sold put price ($/Bbl)	$40.00	$41.69
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	19,800,000	12,000,000
Weighted average fixed price ($/MMBtu)	$3.03	$2.79
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	1,200,000	—
Weighted average purchased put price ($/MMBtu)	$3.00	$—
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	1,200,000	—
Weighted average sold call price ($/MMBtu)	$3.15	$—
CIG Basis Gas Swaps:
Notional volume (MMBtu)	21,460,000	6,000,000
Weighted average fixed basis price ($/MMBtu)	$(0.68)	$(0.78)

The following tables detail the fair value of the Company’s derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for the presentation in the condensed consolidated balance sheets (in thousands):

	As of June 30, 2018
Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offsets in the Balance Sheet(1)	Net Amounts of Assets and Liabilities Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet(2)	Net Amounts(3)
Current assets	$86,397	$(71,084)	$15,313	$(1,389)	$14,190
Non-current assets	$15,084	$(14,818)	$266	$—	$—
Current liabilities	$(224,651)	$71,084	$(153,567)	$1,389	$(158,423)
Non-current liabilities	$(21,063)	$14,818	$(6,245)	$—	$—

	As of December 31, 2017
Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offsets in the Balance Sheet(1)	Net Amounts of Assets and Liabilities Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet(2)	Net Amounts(3)
Current assets	$22,118	$(17,986)	$4,132	$—	$4,132
Non-current assets	$13,686	$(13,686)	$—	$—	$—
Current liabilities	$(85,414)	$17,986	$(67,428)	$—	$(84,702)
Non-current liabilities	$(30,960)	$13,686	$(17,274)	$—	$—

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

The table below sets forth the commodity derivatives gain (loss) for the three and six months ended June 30, 2018 and 2017 (in thousands). Commodity derivatives gain (loss) is included under the other income (expense) line item in the condensed consolidated statements of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Commodity derivatives gain (loss)	$(89,511)	$33,876	$(139,839)	$84,298

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

The following table summarizes the activities of the Company’s asset retirement obligations for the period indicated (in thousands):

	For the Six Months Ended June 30, 2018	For the Year Ended December 31, 2017
Balance beginning of period	$69,540	$56,108
Liabilities incurred or acquired	1,066	9,802
Liabilities settled	(5,178)	(4,169)
Revisions in estimated cash flows	1,438	2,630
Accretion expense	2,764	5,169
Balance end of period	$69,630	$69,540

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2018 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative assets	$—	$15,579	$—	$15,579
Financial Liabilities:
Commodity derivative liabilities	$—	$159,812	$—	$159,812

	Fair Value Measurements at December 31, 2017 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative assets	$—	$4,132	$—	$4,132
Financial Liabilities:
Commodity derivative liabilities	$—	$84,702	$—	$84,702

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

	At June 30, 2018		At December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Facility	$190,000	$190,000	$90,000	$90,000
2021 Senior Notes(1)	$—	$—	$540,382	$583,000
2024 Senior Notes(2)	$393,414	$419,000	$392,979	$427,000
2026 Senior Notes(3)	$738,165	$725,625	$—	$—

(1)	The carrying amount of the 2021 Senior Notes includes unamortized debt issuance costs of $9.6 million as of December 31, 2017. There were no unamortized debt issuance costs as of June 30, 2018.

(2)	The carrying amount of the 2024 Senior Notes includes unamortized debt issuance costs of $6.6 million and $7.0 million as of June 30, 2018 and December 31, 2017, respectively.

(3)	The carrying amount of the 2026 Senior Notes includes unamortized debt issuance costs of $11.8 million as of June 30, 2018. There were no unamortized debt issuance costs as of December 31, 2017.

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

The Company utilizes fair value on a non-recurring basis to review its proved oil and gas properties for potential impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property. The Company uses an income approach analysis based on the net discounted future cash flows of producing property. The future cash flows are based on Management’s estimates for the future. Unobservable inputs include estimates of oil and gas production, as the case may be, from the Company’s reserve reports, commodity prices based on the sales contract terms and forward price curves, operating and development costs and a discount rate based on a market-based weighted average cost of capital (all of which are Level 3 inputs within the fair value hierarchy). No impairment expense was recognized for the three and six months ended June 30, 2018 and 2017 on proved oil and gas properties.

The Company applies the provisions of ASC 350, Intangibles-Goodwill and Other. Goodwill represents the excess of the purchase price over the estimated value of the net assets acquired in business combinations. The Company tests goodwill for impairment annually on September 30, or whenever other circumstances or events indicate that the carrying amount of goodwill may not be recoverable. The goodwill test is performed at the reporting unit level, which represents the Company’s oil and gas operations in its core DJ Basin field. If indicators of impairment are determined to exist, an impairment charge is recognized if the carrying value of goodwill exceeds its implied fair value. Any sharp prolonged decreases in the prices of oil and natural gas as well as continued declines in the quoted market price of the Company’s common shares could change the estimates of the fair value of the reporting unit and could result in an impairment charge. The Company performed an assessment as of September 30, 2017, which concluded the fair value of the reporting unit was greater than its carrying amount. The Company performed a qualitative assessment as of June 30, 2018, which concluded the fair value of the reporting unit was greater than its carrying amount.

The Company’s other non-recurring fair value measurements include the purchase price allocations for the fair value of assets and liabilities acquired through business combinations, please refer to Note 3 — Acquisitions and Divestitures. The fair value of assets and liabilities acquired through business combinations is calculated using a discounted cash flow approach using level 3 inputs. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including risk-adjusted oil and gas reserves, commodity prices, development costs and operating costs, based on market participant assumptions. The fair value of assets or liabilities associated with purchase price allocations is on a non-recurring basis and is not measured in periods after initial recognition.

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

The effective combined U.S. federal and state income tax rate for the six months ended June 30, 2018 was 18.7%. During the six months ended June 30, 2018, the Company recognized income tax benefit of $9.9 million. The effective rate for the six months ended June 30, 2018 differs from the statutory U.S. federal income tax rate of 21.0% primarily due to state income taxes and estimated permanent differences. Included as a discrete item during the six months ended June 30, 2018 is the tax deficiency related to equity compensation in excess of compensation recognized for financial reporting. The Company anticipates the potential for increased periodic volatility in future effective tax rates from the impact of stock-based compensation tax deductions as they are treated as discrete tax items.

On December 22, 2017, the Tax Cut and Jobs Act (the "TCJA") was enacted, making significant changes to the Internal Revenue Code. The Company calculated its best estimate of the impact of the TCJA in its December 31, 2017 income tax provision in accordance with its understanding of the TCJA and guidance available as of the date of this filing. The Company will continue to assess the income tax effects of the TCJA during 2018. The Company anticipates completing the analysis of the impacts of the TCJA within the one year measurement period provided for under the Security and Exchange Commission's Staff Accounting Bulletin No. 118. During the six months ended June 30, 2018, the Company made a reasonable estimate and recorded an additional provisional deferred tax asset related to stock-based compensation. There were no additional estimates associated with the TCJA included in the income tax benefit for six months ended June 30, 2018.

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

The Company recorded $7.5 million and $13.6 million of stock-based compensation costs related to RSUs for the three and six months ended June 30, 2018, respectively, as compared to $7.8 million and $15.8 million for the three and six months ended June 30, 2017, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of June 30, 2018, there was $45.6 million of total unrecognized compensation cost related to the unvested RSUs granted to certain directors, officers and employees that is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes the RSU activity from January 1, 2018 through June 30, 2018 and provides information for RSUs outstanding at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2018	2,906,473	$19.51
Granted	1,099,468	$12.82
Forfeited	(41,425)	$16.12
Vested	(218,013)	$15.90
Non-vested RSUs at June 30, 2018	3,746,503	$17.78

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

The Company recorded $3.8 million and $7.5 million of stock-based compensation costs related to the stock options for the three and six months ended June 30, 2018, respectively, as compared to $3.3 million and $6.6 million for the three and six months ended June 30, 2017, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of June 30, 2018, there was $19.7 million of unrecognized compensation cost related to the stock options that is expected to be recognized over a weighted average period of 1.3 years.

The following table summarizes the stock option activity from January 1, 2018 through June 30, 2018 and provides information for stock options outstanding at the dates indicated.

	Number of Options	Weighted Average Exercise Price
Non-vested Stock Options at January 1, 2018	3,496,290	$18.50
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Non-vested Stock Options at June 30, 2018	3,496,290	$18.50

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

The fair value of the PSAs was measured at the grant date with a stochastic process method using a Monte Carlo simulation. A stochastic process is a mathematically defined equation that can create a series of outcomes over time. Those outcomes are not deterministic in nature, which means that by iterating the equations multiple times, different results will be obtained for those iterations. In the case of the Company's PSAs, the Company cannot predict with certainty the path its stock price or the stock prices of its peer will take over the performance period. By using a stochastic simulation, the Company can create multiple prospective stock pathways, statistically analyze these simulations, and ultimately make inferences regarding the most likely path the stock price will take. As such, because future stock prices are stochastic, or probabilistic with some direction in nature, the stochastic method, specifically the Monte Carlo Model, is deemed an appropriate method by which to determine the fair value of the PSAs. Significant assumptions used in this simulation include the Company's expected volatility, risk-free interest rate based on U.S. Treasury yield curve rates with maturities consistent with the measurement period as well as the volatilities for each of the Company's peers.

The Company recorded $1.5 million and $2.6 million of stock-based compensation costs related to PSAs for the three and six months ended June 30, 2018, respectively. The Company did not record any stock-based compensation related to PSAs for the three and six months ended June 30, 2017. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. The outstanding and unvested shares were included in the condensed consolidated statement of stockholders' equity within the stock-based compensation line item. As of June 30, 2018, there was $12.3 million of total unrecognized compensation cost related to the unvested PSAs granted to certain executives that is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes the PSA activity from January 1, 2018 through June 30, 2018 and provides information for PSAs outstanding at the dates indicated.

	Number of Shares (1)	Weighted Average Grant Date Fair Value
Non-vested PSAs at January 1, 2018	832,163	$8.85
Granted	1,961,920	$9.06
Forfeited	—	$—
Vested	—	$—
Non-vested PSAs at June 30, 2018	2,794,083	$9.00

(1)
The number of awards assumes that the associated maximum vesting condition is met at the target amount. The final number of shares of the Company's common stock issued may vary depending on the performance multiplier, which ranges from zero to one, depending on the level of satisfaction of the vesting condition.

Incentive Restricted Stock Units

Officers of the Company contributed 2.7 million shares of common stock to Extraction Employee Incentive, LLC (“Employee Incentive”), which is owned solely by certain officers of the Company. Employee Incentive issued restricted stock units (“Incentive RSUs”) to certain employees. Incentive RSUs vested over a three year service period, with 25%, 25% and 50% of the units vesting in year one, two and three, respectively. On July 17, 2017, the partners of Employee Incentive amended the vesting schedule in which 25% vested immediately and the remaining Incentive RSUs vest 25%, 25% and 25% each six months thereafter, over the remaining 18 month service period. Grant date fair value was determined based on the value of Extraction’s common stock on the date of issuance. The Company assumed a forfeiture rate of zero as part of the grant date estimate of compensation cost. As of January 1, 2017, the Company elected to account for stock-based compensation forfeitures as they occur, as a result of the adoption of ASU No. 2016-09. As the vesting of any Incentive RSUs will be satisfied with shares of common stock that are already issued and outstanding, the Incentive RSUs do not have any impact on the Company’s diluted earnings per share calculation.

The Company recorded $4.9 million and $9.8 million of stock-based compensation costs related to Incentive RSUs for the three and six months ended June 30, 2018, respectively. The Company recorded $1.8 million and $6.2 million of stock-based compensation costs related to Incentive RSUs for the three and six months ended June 30, 2017. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of June 30, 2018, there was $10.7 million of total unrecognized compensation cost related to the unvested Incentive RSUs granted to certain employees that is expected to be recognized over a weighted average period of 0.5 years.

The following table summarizes the Incentive RSU activity from January 1, 2018 through June 30, 2018 and provides information for Incentive RSUs outstanding at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Incentive RSUs at January 1, 2018	1,496,175	$20.45
Granted	—	$—
Forfeited	(37,350)	$20.45
Vested	(498,725)	$20.45
Non-vested Incentive RSUs at June 30, 2018	960,100	$20.45

Note 10—Earnings (Loss) Per Share

Basic earnings per share (“EPS”) includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.

The Company uses the “if-converted” method to determine potential dilutive effects of the Company’s outstanding Series A Preferred Stock (the “Series A Preferred Stock”) and the treasury method to determine the potential dilutive effects of outstanding restricted stock awards and stock options. The basic weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding for the three and six months ended June 30, 2018 and 2017.

The components of basic and diluted EPS were as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Basic and Diluted Income (Loss) Per Share
Net Income (Loss)	$8,848	$7,240	$(43,147)	$15,956
Less: Adjustment to reflect Series A Preferred Stock dividend	(2,721)	(2,722)	(5,443)	(5,443)
Less: Adjustment to reflect accretion of Series A Preferred Stock discount	(1,476)	(1,331)	(2,914)	(2,627)
Adjusted net income (loss) available to common shareholders, basic and diluted	$4,651	$3,187	$(51,504)	$7,886
Denominator:
Weighted average common shares outstanding, basic and diluted (1) (2)	175,762	171,835	174,992	171,835
Income (Loss) Per Common Share
Basic and diluted	$0.03	$0.02	$(0.29)	$0.05

(1)
For the three months ended June 30, 2018, 413,154 dilutive restricted stock awards were excluded from the calculation above, as the impact of these awards were inconsequential to dilutive weighted average shares outstanding and dilutive EPS. Additionally, 5,244,428 common shares for stock options were excluded as they were out-of-the-money and 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were excluded, as they would have had an anti-dilutive effect on EPS. For the six months ended June 30, 2018, 8,990,931 potentially dilutive shares were not included in the calculation above, as they would have had an anti-dilutive effect on EPS, including restricted stock awards and stock options outstanding. Additionally, 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded.

(2)
For the three months ended June 30, 2017, 8,571,683 potentially dilutive shares were not included in the calculation above, as they had an anti-dilutive effect on EPS, including restricted stock awards and stock options outstanding. Additionally, 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded. For the six months ended June 30, 2017, 359,338 dilutive restricted stock awards were excluded from the calculation above, as the impact of these awards were inconsequential to dilutive weighted average shares outstanding and dilutive EPS. Additionally, 4,500,000 common shares for stock options were excluded as they were out-of-the-money and 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were excluded, as they would have had an anti-dilutive effect on EPS.

Note 11—Commitments and Contingencies

Leases

The Company leases two office spaces in Denver, Colorado, two office spaces in Greeley, Colorado and one office space in Houston, Texas under separate operating lease agreements. The Denver, Colorado leases expire on February 29, 2020 and May 31, 2026, respectively. The Greeley and Houston leases expire on August 31, 2019, June 30, 2019 and January 31, 2022, respectively. Total rental commitments under non‑cancelable leases for office space were $34.4 million at June 30, 2018. The future minimum lease payments under these non‑cancelable leases are as follows: $1.6 million in 2018, $3.5 million in 2019, $3.4 million in 2020, $3.4 million in 2021, $3.4 million in 2022 and $19.1 million thereafter. Rent expense was $0.9 million and $1.7 million for the three and six months ended June 30, 2018, respectively, as compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2017, respectively.

On June 4, 2015, the Company subleased the remaining term of one of its Denver office leases that expires February 29, 2020. The sublease will decrease the Company’s future lease payments by $0.4 million.

Drilling Rigs

As of June 30, 2018, the Company was subject to commitments on three drilling rigs. In the event of early termination of these contracts, the Company would be obligated to pay an aggregate amount of approximately $9.3 million as of June 30, 2018, as required under the terms of the contracts.

Delivery Commitments

As of June 30, 2018, the Company’s oil marketer was subject to a firm transportation agreement that commenced in November 2016 and has a ten-year term with a monthly minimum delivery commitment of 45,000 Bbl/d in year one, 55,800 Bbl/d in year two, 61,800 Bbl/d in years three through seven and 58,000 Bbl/d in years eight through ten. In May 2017, the Company amended its agreement with its oil marketer that requires it to sell all of its crude oil from an area of mutual interest in exchange for a make-whole provision that allows the Company to satisfy any minimum volume commitment deficiencies incurred by its oil marketer with future barrels of crude oil in excess of their minimum volume commitment through October 31, 2018. In December 2017, the Company extended the term of this agreement through October 31, 2019 and has posted a letter of credit in the amount of $35.0 million. The Company evaluates its contracts for loss contingencies and accrues for such losses, if the loss can be reasonably estimated and deemed probable. The Company also has two long-term crude oil gathering commitments with an unconsolidated subsidiary, in which the Company has a minority ownership interest. The first agreement commenced in November 2016 and has a term of ten years for an average of 9,167 Bbl/d in year one, 17,967 Bbl/d in year two, 18,800 Bbl/d for years three through five and 10,000 Bbl/d for years six through ten. The second agreement will commence in or around July 2019 and has a term of ten years for an average of 8,000 Bbl/d in year one, 20,000 Bbl/d in year two, 35,000 Bbl/d in year three, 40,000 Bbl/d in years four through eight, 30,000 Bbl/d in year nine and 25,000 Bbl/d in year ten. The aggregate amount of estimated remaining payments under these agreements is $991.4 million.

In collaboration with several other producers and a midstream provider, on December 15, 2016 and August 7, 2017, the Company agreed to participate in expansions of natural gas gathering and processing capacity in the DJ Basin. The plan includes two new processing plants as well as the expansion of related gathering systems. The first plant commenced operations in August 2018 and the second plant is expected to be completed by mid-2019, although the exact start-up date is undetermined at this time. The Company’s share of these commitments will require 51.5 and 20.6 MMcf per day, respectively, to be delivered after the plants' in-service dates for a period of seven years thereafter. The Company may be required to pay a shortfall fee for any volumes under these commitments. These contractual obligations can be reduced by the Company’s proportionate share of the collective volumes delivered to the plants by other third party incremental volumes available to the midstream provider at the new facilities that are in excess of the total commitments. The Company is also required for the first three years of each contract to guarantee a certain target profit margin on these volumes sold. Under its current drilling plans, the Company expects to meet these volume commitments.

Acquisition of Undeveloped Leasehold Acreage

The Company was party to an agreement during 2017 with an unrelated third party for which it has paid $247.6 million through June 30, 2018 to complete its leasing program of approximately 38,800 net acres of undeveloped leasehold.

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

In addition to the other information and risk factors set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 (our “Annual Report”) and in our other filings with the Securities Exchange Commission, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. MD&A should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1 of this Quarterly Report. The following information updates the discussion of the Company’s financial condition provided in its Annual Report and analyzes the changes in the results of operations between the three and six months ended June 30, 2018 and 2017.

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

Financial Results

For the three and six months ended June 30, 2018, crude oil, natural gas and NGL sales, coupled with the impact of settled derivatives, increased to $224.4 million and $428.3 million, respectively, as compared to $119.9 million and $200.5 million, respectively, in the same prior year periods due to an increase in sales volumes of 2,674 MBoe and 5,869 MBoe, respectively. The increase in crude oil, natural gas and NGL sales for the three and six months ended June 30, 2018 as compared to the same prior year periods was also due to an increase of $3.69 and $4.67, respectively, in realized price per BOE, including settled derivatives.

For the three and six months ended June 30, 2018, we had net income of $8.8 million and net loss of $43.1 million, respectively, as compared to net income of $7.2 million and $16.0 million for the three and six months ended June 30, 2017, respectively. The change to net income for the three months ended June 30, 2018 from the three months ended June 30, 2017 was primarily driven by an increase in sales revenues of $140.4 million, an increase in operating expenses of $6.2 million, which includes the gain on sale of property and equipment of $59.9 million, and an increase in commodity derivative loss of $123.4 million. The change from net income to loss for the six months ended June 30, 2018 from the six months ended June 30, 2017 was primarily driven by an increase in commodity derivative loss of $224.1 million, an increase in operating expenses of $72.0 million, which includes the gain on sale of property and equipment of $59.9 million, an increase in interest expense of $63.8 million, which includes a make-whole premium of $35.6 million and $9.4 million of acceleration of amortization expense upon the repayment of the Company's 2021 Senior Notes, partially offset by an increase in sales revenues of $281.0 million.

Adjusted EBITDAX was $153.1 million and $294.1 million for the three and six months ended June 30, 2018, respectively, as compared to $74.9 million and $117.3 million for the three and six months ended June 30, 2017, respectively, reflecting a 104.5% and 150.7% increase, respectively. Adjusted EBITDAX is a non-GAAP financial measure. For a definition of Adjusted EBITDAX and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “—Adjusted EBITDAX.”

Operational Results

During the three months ended June 30, 2018, our aggregate drilling, completion, and leasehold capital expenditures, excluding outstanding elections, totaled $280.4 million, of which $246.8 million was drilling and completion additions and $33.6 million was leasehold and surface acreage additions. In addition, Elevation Midstream, LLC, our wholly owned midstream subsidiary, incurred $14.4 million of capital expenditures during the three months ended June 30, 2018. These capital expenditures are funded entirely by the Elevation Midstream, LLC Securities Purchase Agreement. See "Recent Developments" for more information

During the three months ended June 30, 2018, we reached total depth on 40 gross (29 net) wells with an average lateral length of approximately 7,725 feet and completed 61 gross (46 net) wells with an average lateral length of approximately 7,580 feet. We turned to sales 26 gross (19 net) wells with an average lateral length of approximately 5,586 feet. We completed 2,699 total fracturing stages during the quarter while pumping approximately 674 million pounds of proppant.

Recent Developments

August 2018 Divestiture

On August 3, 2018, Elevation Midstream, LLC ("Elevation"), a Delaware limited liability company and subsidiary of the Company, received $83.6 million upon the sale of assets of DJ Holdings, LLC, a subsidiary of Discovery Midstream Partners, LP, of which Elevation held a 10% membership interest. Elevation acquired its interest in exchange for the contribution of nonfinancial assets.

Elevation Midstream, LLC Securities Purchase Agreement

On July 3, 2018, Elevation entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a third party (the "Purchaser"), pursuant to which Elevation agreed to sell 150,000 Preferred Units (the “Elevation Preferred Units”) of Elevation at a price of $990 per Elevation Preferred Unit with an aggregate liquidation preference of $150.0 million (the “Private Placement”), in a transaction exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The Private Placement closed on July 3, 2018 (the “Closing Date”) and resulted in net proceeds of approximately $141.9 million, $25.4 million of which was a reimbursement for previously incurred midstream capital expenditures and general and administrative expenses. These Preferred Units are non-recourse to Extraction.

During the twenty eight months following the Closing Date (the “Commitment Period”), subject to the satisfaction of certain financial and operational metrics and certain other customary closing conditions, Elevation has the right to require the Purchaser to purchase additional Elevation Preferred Units on the terms set forth in the Securities Purchase Agreement. Elevation may require the Purchaser to purchase additional Elevation Preferred Units, in increments of at least $25.0 million, up to an aggregate amount of $350.0 million. During the Commitment Period, Elevation is required to pay the Purchaser a quarterly commitment fee payable in cash or in kind of 1.0% per annum on any undrawn amounts of such additional $350.0 million commitment.

As part of the transaction, Extraction also committed to Elevation that it would drill at least 425 wells in the acreage dedicated to Elevation by December 21, 2023, subject to reduction if Extraction does not sell the full amount of additional Elevation Preferred Units to the Purchaser. By way of comparison, Extraction plans to drill a total of approximately 170 wells during 2018.

The Elevation Preferred Units will entitle the Purchaser to receive quarterly dividends at a rate of 8.0% per annum (the “Dividend”). In respect of quarters ending prior to and including June 30, 2020, the Dividend is payable in cash or in kind at the election of Elevation. After June 30, 2020, the Dividend is payable solely in cash.

May 2018 Credit Facility Amendment

On May 23, 2018, we amended the revolving credit facility to, among other things, (i) increase the borrowing base from $700.0 million to $800.0 million, subject to current elected commitments of $650.0 million and (ii) reduce each of the applicable interest rate margins for borrowings under the credit facility by 0.50%.

April 2018 Divestitures

In April 2018, we completed various sales of our interests in approximately 15,100 net acres of leasehold and primarily non-producing properties, for aggregate sales proceeds of approximately $72.3 million, subject to customary purchase price adjustments. The majority of these assets were from our Other Rockies Area and we will continue to explore divestitures, as part of our ongoing initiative to divest of non-strategic assets.

April 2018 Acquisition

On April 19, 2018, we acquired an unaffiliated oil and gas company's interest in approximately 1,000 net acres of non-producing leasehold primarily located in Arapahoe County, Colorado, (the "April 2018 Acquisition"). Upon closing the seller received approximately $9.4 million in cash. The acquisition provided new development opportunities in the Core DJ Basin.

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

2026 Senior Notes

On January 25, 2018, we issued at par $750.0 million principal amount of 5.625% Senior Notes due February 1, 2026 (the "2026 Senior Notes" and the offering, the "2026 Senior Note Offering"). The 2026 Senior Notes bear an annual interest rate of 5.625%. The interest on the 2026 Senior Notes is payable on February 1 and August 1 of each year commencing on August 1, 2018. We received net proceeds of approximately $737.9 million after deducting discounts and fees. We used approximately $534.2 million of the net proceeds from the 2026 Senior Notes Offering to tender for our 7.875% Senior Notes due 2021 ("2021 Senior Notes"), $52.7 million to redeem any 2021 Senior Notes not tendered and the remainder will be used for general corporate purposes.

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

January 2018 Credit Facility Amendment

On January 5, 2018, we amended the revolving credit facility to (i) increase the borrowing base from $525.0 million to $750.0 million, subject to the current elected commitments of $650.0 million, (ii) increase the maximum amount for the letter of credit issued in favor of a purchaser of our crude oil from $25.0 million to $35.0 million, and (iii) amend certain provisions of the credit agreement, including the commitments and allocation of each lender. In connection with the 2026 Senior Notes Offering, the borrowing base was automatically reduced to $700.0 million; however, the current elected commitments remained $650.0 million.

January 2018 Acquisition

On January 8, 2018, we acquired an unaffiliated oil and gas company's interest in approximately 1,200 net acres of non-producing leasehold located in Arapahoe County, Colorado, (the "January 2018 Acquisition"). Upon closing the seller received $11.6 million in cash. The acquisition provided new development opportunities in the Core DJ Basin.

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
Sources of Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGL that are extracted from our natural gas during processing. Our oil, natural gas and NGL revenues do not include the effects of derivatives. For the three months ended June 30, 2018, our revenues were derived 82% from oil sales, 8% from natural gas sales and 10% from NGL sales. For the three months ended June 30, 2017, our revenues were derived 71% from oil sales, 16% from natural gas sales and 13% from NGL sales. For the six months ended June 30, 2018, our revenues were derived 80% from oil sales, 9% from natural gas sales and 11% from NGL sales. For the six months ended June 30, 2017, our revenues were derived 66% from oil sales, 18% from natural gas sales and 16% from NGL sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Sales Volumes

The following table presents historical sales volumes for our properties for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Oil (MBbl)	3,531	2,101	6,776	3,312
Natural gas (MMcf)	11,370	6,402	21,774	12,761
NGL (MBbl)	1,268	852	2,488	1,585
Total (MBoe)	6,694	4,020	12,893	7,024
Average net sales (BOE/d)	73,563	44,172	71,231	38,807

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

Realized Prices on the Sale of Oil, Natural Gas and NGL

Our results of operations depend upon many factors, particularly the price of oil, natural gas and NGL and our ability to market our production effectively. Oil, natural gas and NGL prices are among the most volatile of all commodity prices. For example, during the period from January 1, 2014 to June 30, 2018, NYMEX West Texas Intermediate oil prices ranged from a high of $107.26 per Bbl to a low of $26.21 per Bbl. Average daily prices for NYMEX Henry Hub gas ranged from a high of $6.15 per MMBtu to a low of $1.64 per MMBtu during the same period. Declines in, and continued depression of, the price of oil and natural gas occurring during 2015 and continuing into 2017, and the subsequent increase during 2018 are due to a combination of factors including increased U.S. supply, global economic concerns and geopolitical risks. These price variations can have a material impact on our financial results and capital expenditures.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Oil
NYMEX WTI High ($/Bbl)	$74.15	$53.40	$74.15	$54.45
NYMEX WTI Low ($/Bbl)	$62.06	$42.53	$59.19	$42.53
NYMEX WTI Average ($/Bbl)	$67.91	$48.15	$65.46	$49.95
Average Realized Price ($/Bbl)	$60.46	$40.64	$58.11	$41.52
Average Realized Price, with derivative settlements ($/Bbl)	$48.89	$40.70	$47.28	$39.14
Average Realized Price as a % of Average NYMEX WTI	89.0%	84.4%	88.8%	83.1%
Differential ($/Bbl) to Average NYMEX WTI	$(7.45)	$(7.51)	$(7.35)	$(8.43)
Natural Gas
NYMEX Henry Hub High ($/MMBtu)	$3.02	$3.42	$3.63	$3.42
NYMEX Henry Hub Low ($/MMBtu)	$2.66	$2.89	$2.55	$2.56
NYMEX Henry Hub Average ($/MMBtu)	$2.83	$3.14	$2.84	$3.10
NYMEX Henry Hub Average converted to a $/Mcf basis (factor of 1.1 to 1)	$3.11	$3.45	$3.12	$3.41
Average Realized Price ($/Mcf)	$1.74	$2.89	$2.02	$3.01
Average Realized Price, with derivative settlements ($/Mcf)	$2.19	$2.90	$2.53	$2.94
Average Realized Price as a % of Average NYMEX Henry Hub(1)	55.9%	83.9%	64.7%	88.3%
Differential ($/Mcf) to Average NYMEX Henry Hub	$(1.37)	$(0.56)	$(1.10)	$(0.40)
NGL
Average Realized Price ($/Bbl)	$21.22	$18.61	$21.21	$21.10
Average Realized Price as a % of Average NYMEX WTI(1)	31.2%	38.6%	32.4%	42.2%
BOE
Average Realized Price per BOE	$38.87	$29.80	$38.04	$29.81
Average Realized Price per BOE with derivative settlements	$33.53	$29.84	$33.22	$28.55

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

We have historically been able to hedge our oil and natural gas production at prices that are significantly higher than current strip prices. However, in the current commodity price environment, our ability to enter into comparable derivative arrangements at favorable prices may be limited, and, we are not obligated to hedge a specific portion of our oil or natural gas production. The following summarizes our derivative positions related to crude oil and natural gas sales in effect as of June 30, 2018:

	2018	2019
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	2,100,000	—
Weighted average fixed price ($/Bbl)	$52.91	$—
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	4,500,000	8,700,000
Weighted average purchased put price ($/Bbl)	$49.81	$51.19
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	4,500,000	8,700,000
Weighted average sold call price ($/Bbl)	$58.33	$64.37
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	6,600,000	8,700,000
Weighted average sold put price ($/Bbl)	$40.00	$41.69
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	19,800,000	12,000,000
Weighted average fixed price ($/MMBtu)	$3.03	$2.79
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	1,200,000	—
Weighted average purchased put price ($/MMBtu)	$3.00	$—
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	1,200,000	—
Weighted average sold call price ($/MMBtu)	$3.15	$—
CIG Basis Gas Swaps:
Notional volume (MMBtu)	21,460,000	6,000,000
Weighted average fixed basis price ($/MMBtu)	$(0.68)	$(0.78)

The following table summarizes our historical derivative positions and the settlement amounts for each of the periods indicated.

	For the Six Months Ended June 30,
	2018	2017
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	3,000,000	1,500,000
Weighted average fixed price ($/Bbl)	$50.70	$43.84
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	7,827,600	1,370,000
Weighted average strike price ($/Bbl)	$41.94	$46.64
NYMEX WTI Crude Purchased Calls:
Notional volume (Bbl)	570,000	—
Weighted average strike price ($/Bbl)	$60.69	$—
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	3,370,000	1,370,000
Weighted average strike price ($/Bbl)	$56.17	$54.46
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	6,838,800	1,770,000
Weighted average strike price ($/Bbl)	$38.22	$36.15
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	21,000,000	10,580,000
Weighted average fixed price ($/MMBtu)	$3.16	$3.04
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	1,200,000	—
Weighted average fixed price ($/MMBtu)	$3.00	$—
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	1,200,000	—
Weighted average fixed price ($/MMBtu)	$3.15	$—
CIG Basis Gas Swaps:
Notional volume (MMBtu)	16,475,000	3,720,000
Weighted average fixed basis price ($/MMBtu)	$(0.53)	$(0.33)
Total Amounts Received/(Paid) from Settlement (in thousands)	$(58,905)	$(9,184)
Cash provided by (used in) changes in Accounts Receivable and Accounts Payable related to Commodity Derivatives	$4,626	$(4,056)
Cash Settlements on Commodity Derivatives per Condensed Consolidated Statements of Cash Flows	$(54,279)	$(13,240)

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

Capital Expenditures

For the six months ended June 30, 2018, we incurred approximately $472.9 million in capital expenditures, excluding outstanding elections, in connection with the drilling of 80 gross (55 net) wells with an average lateral length of approximately 7,500 feet and completed 110 gross (85 net) wells with an average lateral length of approximately 8,100 feet. We turned to sales 57 gross (37 net) wells with an average lateral length of approximately 7,500 feet. In addition, we incurred approximately $55.2 million of leasehold and surface acreage additions. In addition, Elevation Midstream, LLC, our wholly owned midstream subsidiary, incurred $19.7 million of capital expenditures during the six months ended June 30, 2018. These capital expenditures are funded entirely by the Elevation Midstream, LLC Securities Purchase Agreement. See "—Recent Developments" for more information.

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

Adjusted EBITDAX

Adjusted EBITDAX is not a measure of net income (loss) as determined by United States generally accepted accounting principles ("GAAP"). Adjusted EBITDAX is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDAX as net income (loss) adjusted for certain cash and non-cash items, including depletion, depreciation, amortization and accretion ("DD&A"), impairment of long lived assets, exploration expenses, (gain) loss on sale of property and equipment, acquisition transaction expenses, (gain) loss on commodity derivatives, settlements on commodity derivative instruments, premiums paid for derivatives that settled during the period, stock-based compensation expense, amortization of debt issuance costs, make-whole premiums, interest expense, income taxes and non-recurring charges.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of Net Income (Loss) to Adjusted EBITDAX:
Net income (loss)	$8,848	$7,240	$(43,147)	$15,956
Add back:
Depletion, depreciation, amortization and accretion	106,774	68,610	202,981	119,263
Impairment of long lived assets	128	—	128	675
Exploration expenses	3,021	6,438	10,288	17,250
(Gain) loss on sale of property and equipment	(59,902)	—	(59,902)	451
Acquisition transaction expenses	—	—	—	68
(Gain) loss on commodity derivatives	89,511	(33,876)	139,839	(84,298)
Settlements on commodity derivative instruments	(35,652)	(143)	(58,905)	(9,184)
Premiums paid for derivatives that settled during the period	(730)	313	(3,235)	313
Stock-based compensation expense	17,743	12,852	33,464	28,597
Amortization of debt issuance costs	926	867	11,368	1,712
Make-whole premium on 2021 Senior Notes	—	—	35,600	—
Interest expense	18,276	8,154	35,536	16,969
Income tax expense (benefit)	4,200	4,420	(9,900)	9,550
Adjusted EBITDAX	$153,143	$74,875	$294,115	$117,322

Items Affecting the Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

•
On December 22, 2017, the Tax Cut and Jobs Act ("TCJA") was enacted making significant changes to the Internal Revenue Code. We calculated our best estimate of the impact of the TCJA in our December 31, 2017 income tax provision in accordance with our understanding of the TCJA and guidance available as of the date of this filing. Many of the provisions in the TCJA had an effective date for years beginning after December 31, 2017, including the lowering of the U.S. corporate rate from 35.0% to 21.0%. However, as a result of the enactment date of December 22, 2017, we were required to remeasure the deferred tax assets and liabilities at the rate in which they are expected to reverse. We provisionally recorded an income tax benefit in the amount of $23.4 million related to the remeasurement of the net deferred tax liability as of December 31, 2017.

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

Historical Results of Operations and Operating Expenses

Oil, Natural Gas and NGL Sales Revenues, Operating Expenses and Other Income (Expense).

The following table provides the components of our revenues, operating expenses, other income (expense) and net income (loss) for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Revenues:
Oil sales	$213,481	$85,394	$393,744	$137,522
Natural gas sales	19,807	18,526	43,888	38,423
NGL sales	26,908	15,846	52,779	33,460
Total Revenues	260,196	119,766	490,411	209,405
Operating Expenses:
Lease operating expenses	20,774	14,125	41,477	26,161
Transportation and gathering	9,959	10,040	17,498	20,327
Production taxes	24,389	10,511	44,712	16,964
Exploration expenses	3,021	6,438	10,288	17,250
Depletion, depreciation, amortization and accretion	106,774	68,610	202,981	119,263
Impairment of long lived assets	128	—	128	675
(Gain) loss on sale of property and equipment	(59,902)	—	(59,902)	451
Acquisition transaction expenses	—	—	—	68
General and administrative expenses	34,231	23,487	65,200	49,175
Total Operating Expenses	139,374	133,211	322,382	250,334
Operating Income (Loss)	120,822	(13,445)	168,029	(40,929)
Other Income (Expense):
Commodity derivatives gain (loss)	(89,511)	33,876	(139,839)	84,298
Interest expense	(19,202)	(9,021)	(82,504)	(18,681)
Other income	939	250	1,267	818
Total Other Income (Expense)	(107,774)	25,105	(221,076)	66,435
Income (Loss) Before Income Taxes	13,048	11,660	(53,047)	25,506
Income tax (expense) benefit	(4,200)	(4,420)	9,900	(9,550)
Net Income (Loss)	$8,848	$7,240	$(43,147)	$15,956

The following table provides a summary of our sales volumes, average prices and operating expenses on a per BOE basis for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales (MBoe):	6,694	4,020	12,893	7,024
Oil sales (MBbl)	3,531	2,101	6,776	3,312
Natural gas sales (MMcf)	11,370	6,402	21,774	12,761
NGL sales (MBbl)	1,268	852	2,488	1,585
Sales (BOE/d):	73,563	44,172	71,231	38,807
Oil sales (Bbl/d)	38,804	23,088	37,436	18,298
Natural gas sales (Mcf/d)	124,941	70,353	120,297	70,501
NGL sales (Bbl/d)	13,935	9,358	13,746	8,759
Average sales prices(1):
Oil sales (per Bbl)	$60.46	$40.64	$58.11	$41.52
Oil sales with derivative settlements (per Bbl)	48.89	40.70	47.28	39.14
Natural gas sales (per Mcf)(2)	1.74	2.89	2.02	3.01
Natural gas sales with derivative settlements (per Mcf)	2.19	2.90	2.53	2.94
NGL sales (per Bbl)(2)	21.22	18.61	21.21	21.10
Average price (per BOE)	38.87	29.80	38.04	29.81
Average price with derivative settlements (per BOE)	33.53	29.84	33.22	28.55
Expense per BOE:
Lease operating expenses	$3.10	$3.51	$3.22	$3.72
Transportation and gathering(2)	1.49	2.50	1.36	2.90
Production taxes	3.64	2.61	3.47	2.42
Exploration expenses	0.45	1.60	0.80	2.46
Depletion, depreciation, amortization and accretion	15.95	17.07	15.74	16.98
Impairment of long lived assets	0.02	—	0.01	0.10
General and administrative expenses	5.11	5.84	5.06	7.00
Cash general and administrative expenses	2.46	2.64	2.46	2.93
Stock-based compensation	2.65	3.20	2.60	4.07
Total operating expenses per BOE(3)	$29.76	$33.13	$29.66	$35.58

(1)
Average prices shown in the table reflect prices both before and after the effects of our settlements of our commodity derivative contracts. Our calculation of such effects includes both gains and losses on settlements for commodity derivatives and amortization of premiums paid or received on options that settled during the period.

(2)
As a result of the adoption of ASC 606 on January 1, 2018, certain costs previously classified as transportation and gathering expenses are presented on a net basis for proceeds expected to be received. See below for further information.

(3)	Excludes (gain) loss on sale of property and equipment and acquisition transaction expenses.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Oil sales revenues. Crude oil sales revenues increased by $128.1 million to $213.5 million for the three months ended June 30, 2018 as compared to crude oil sales of $85.4 million for the three months ended June 30, 2017. An increase in sales volumes between these periods contributed a $58.1 million positive impact, while an increase in crude oil prices contributed a $70.0 million positive impact.

For the three months ended June 30, 2018, our crude oil sales averaged 38.8 MBbl/d. Our crude oil sales volume increased 68% to 3,531 MBbl for the three months ended June 30, 2018 compared to 2,101 MBbl for the three months ended June 30, 2017. The volume increase is primarily due to an increase in production from the completion of 203 gross wells from July 1, 2017 to June 30, 2018, partially offset by the natural decline of our existing properties.

The average price we realized on the sale of crude oil was $60.46 per Bbl for the three months ended June 30, 2018 compared to $40.64 per Bbl for the three months ended June 30, 2017.

Natural gas sales revenues. Natural gas sales revenues increased by $1.3 million to $19.8 million for the three months ended June 30, 2018 as compared to natural gas sales revenues of $18.5 million for the three months ended June 30, 2017. An increase in sales volumes between these periods contributed a $14.4 million positive impact, while a decrease in natural gas prices contributed a $13.1 million negative impact. The decrease in pricing is partially attributable to our adoption of ASC 606. Adoption of this new standard was applied to all new contracts entered into on or after January 1, 2018 and all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance. Amounts previously recognized as transportation and gathering ("T&G") under ASC 605 of $7.8 million are currently recognized within natural gas sales revenues.

For the three months ended June 30, 2018, our natural gas sales averaged 124.9 MMcf/d. Natural gas sales volumes increased by 78% to 11,370 MMcf for the three months ended June 30, 2018 as compared to 6,402 MMcf for the three months ended June 30, 2017. The volume increase is primarily due to the completion of 203 gross wells from July 1, 2017 to June 30, 2018, partially offset by the natural decline on existing producing properties.

The average price we realized on the sale of our natural gas was $1.74 per Mcf for the three months ended June 30, 2018 compared to $2.89 per Mcf for the three months ended June 30, 2017.

NGL sales revenues. NGL sales revenues increased by $11.1 million to $26.9 million for the three months ended June 30, 2018 as compared to NGL sales revenues of $15.8 million for the three months ended June 30, 2017. An increase in sales volumes between these periods contributed a $7.8 million positive impact, while an increase in price contributed a $3.3 million positive impact. The increase in pricing is partially offset by our adoption of ASC 606. Adoption of this new standard was applied to all new contracts entered into on or after January 1, 2018 and all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance. Amounts previously recognized as T&G under ASC 605 of $11.7 million are currently recognized within NGL sales revenues, offset by an increase in NGL index price.

For the three months ended June 30, 2018, our NGL sales averaged 13.9 MBbl/d. NGL sales volumes increased by 49% to 1,268 MBbl for the three months ended June 30, 2018 as compared to 852 MBbl for the three months ended June 30, 2017. The volume increase is primarily due to the completion of 203 gross wells from July 1, 2017 to June 30, 2018, partially offset by the natural decline on existing producing properties. Our NGL sales are directly associated with our natural gas sales because our natural gas volumes are processed by third parties for both residue natural gas sales and NGL sales.

The average price we realized on the sale of our NGL was $21.22 per Bbl for the three months ended June 30, 2018 compared to $18.61 per Bbl for the three months ended June 30, 2017.

Lease operating expenses. Our LOE increased by $6.7 million to $20.8 million for the three months ended June 30, 2018, from $14.1 million for the three months ended June 30, 2017. The increase in LOE was primarily the result of an increase in producing wells during the twelve months ended June 30, 2018.

On a per unit basis, LOE decreased to $3.10 per BOE sold for the three months ended June 30, 2018 from $3.51 per BOE for the three months ended June 30, 2017. The decrease in LOE per BOE is primarily a result of flush production on several new pads turned-in-line during the three months ended June 30, 2018.

Transportation and gathering. Our T&G expense was $10.0 million for the three months ended June 30, 2018 and 2017. T&G was consistent period over period primarily due to the adoption of ASC 606. Adoption of this new standard was applied to all new contracts entered into on or after January 1, 2018 and all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance. Amounts previously recognized as T&G under ASC 605 of $19.5 million are currently recognized within natural gas and NGL sales revenues. This decrease was offset by an increase in producing wells and in both residue natural gas and NGL sales volumes and realized prices, resulting in $19.5 million of collectively higher T&G.

Production taxes. Our production taxes increased by $13.9 million to $24.4 million for the three months ended June 30, 2018 as compared to $10.5 million for the three months ended June 30, 2017. The increase is primarily attributable to increased revenue as production taxes are calculated as a percentage of sales revenue. Production taxes as a percentage of sales revenue was 9.4% for the three months ended June 30, 2018 as compared to 8.8% for the three months ended June 30, 2017. The increase in production taxes as a percentage of sales revenue relates to an increase in the estimated ad valorem and severance tax rates for the three months ended June 30, 2018.

Exploration expenses. Our exploration expenses were $3.0 million for the three months ended June 30, 2018, which were primarily attributable to $0.5 million in expense for the extension of certain leases and $2.0 million in impairment expense related to the abandonment and impairment of unproved properties for the three months ended June 30, 2018. For the three months ended June 30, 2017, we recognized $6.4 million in exploration expenses.

Depletion, depreciation, amortization and accretion expense. Our DD&A expense increased $38.2 million to $106.8 million for the three months ended June 30, 2018 as compared to $68.6 million for the three months ended June 30, 2017. This increase is due to an increase in volumes sold for the three months ended June 30, 2018 as sales increased by approximately 2,674 MBoe. On a per unit basis, DD&A expense decreased to $15.95 per BOE for the three months ended June 30, 2018 from $17.07 per BOE for the three months ended June 30, 2017.

(Gain) loss on sale of property and equipment. Our gain on sale of property and equipment was $59.9 million related to our April 2018 Divestitures for the three months ended June 30, 2018. There was no gain or loss on sale of property and equipment for the three months ended June 30, 2017.

General and administrative expenses. General and administrative (“G&A”) expenses increased by $10.7 million to $34.2 million for the three months ended June 30, 2018 as compared to $23.5 million for the three months ended June 30, 2017. This increase is primarily due to an increase in our employee head count for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. On a per unit basis, G&A expense decreased to $5.11 per BOE sold for the three months ended June 30, 2018 from $5.84 per BOE sold for the three months ended June 30, 2017.

Our G&A expenses include the non‑cash expense for stock‑based compensation for equity awards granted to our employees and directors. For the three months ended June 30, 2018 and 2017, stock‑based compensation expense was $17.7 million and $12.9 million, respectively.

Commodity derivative gain (loss). Primarily due to the increase in NYMEX crude oil futures prices at June 30, 2018 as compared to March 31, 2018 and change in fair value from the execution of new positions, we incurred a net loss on our commodity derivatives of $89.5 million for the three months ended June 30, 2018, including the amortization of premiums. Primarily due to the decrease in NYMEX crude oil futures prices at June 30, 2017 as compared to March 31, 2017 and change in fair value from the execution of new positions, we incurred a net gain on our commodity derivatives of $33.9 million for the three months ended June 30, 2017, including the amortization of premiums. These gains and losses are a result of our hedging program, which is used to mitigate our exposure to commodity price fluctuations. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program in the future. Therefore, we expect our net income (loss) to reflect the volatility of commodity price forward markets. Our cash flow will only be affected upon settlement of the transactions at the current market prices at that time. During the three months ended June 30, 2018, we paid cash settlements of commodity derivatives totaling $35.7 million. During the three months ended June 30, 2017, we paid cash settlements of commodity derivatives totaling $0.1 million.

Interest expense. Interest expense consists of interest expense on our long term debt and amortization of debt issuance costs, net of capitalized interest. For the three months ended June 30, 2018, we recognized interest expense of $19.2 million as compared to $9.0 million for the three months ended June 30, 2017, as a result of borrowings under our revolving credit facility, our 2021 Senior Notes, 2024 Senior Notes, our 2026 Senior Notes and the amortization of debt issuance costs.

We incurred interest expense for the three months ended June 30, 2018 of $20.4 million related to our 2024 Senior Notes, 2026 Senior Notes, and revolving credit facility. We incurred interest expense for the three months ended June 30, 2017 of approximately $11.3 million related to our credit facility and our 2021 Senior Notes. Also included in interest expense for the three months ended June 30, 2018 and 2017 was the amortization of debt issuance costs of $0.9 million and $0.9 million, respectively. For the three months ended June 30, 2018 and 2017, we capitalized interest expense of $2.1 million and $3.2 million, respectively.

Income tax expense. We recorded income tax expense of $4.2 million and $4.4 million for the three months ended June 30, 2018 and 2017, respectively. This resulted in an effective tax rate of approximately 32.2% and 37.9% for the three months ended June 30, 2018 and 2017, respectively. The difference in effective rates for the three months ended June 30, 2018 and 2017 is primarily due to the Tax Cut and Jobs Act signed into law in December 2017, reducing the U.S. statutory rate to 21.0% from 35.0%. Our effective tax rate for the three months ended June 30, 2018 and 2017 differs from the U.S. statutory income tax rates of 21.0% and 35.0% primarily due to the effects of state income taxes and estimated taxable permanent differences.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Oil sales revenues. Crude oil sales revenues increased by $256.2 million to $393.7 million for the six months ended June 30, 2018 as compared to crude oil sales of $137.5 million for the six months ended June 30, 2017. An increase in sales volumes between these periods contributed a $143.8 million positive impact, while an increase in crude oil prices contributed a $112.4 million positive impact.

For the six months ended June 30, 2018, our crude oil sales averaged 37.4 MBbl/d. Our crude oil sales volume increased 105% to 6,776 MBbl for the six months ended June 30, 2018 compared to 3,312 MBbl for the six months ended June 30, 2017. The volume increase is primarily due to an increase in production from the completion of 203 gross wells from July 1, 2017 to June 30, 2018, partially offset by the natural decline of our existing properties.

The average price we realized on the sale of crude oil was $58.11 per Bbl for the six months ended June 30, 2018 compared to $41.52 per Bbl for the six months ended June 30, 2017.

Natural gas sales revenues. Natural gas sales revenues increased by $5.5 million to $43.9 million for the six months ended June 30, 2018 as compared to natural gas sales revenues of $38.4 million for the six months ended June 30, 2017. An increase in sales volumes between these periods contributed a $27.1 million positive impact, while a decrease in natural gas prices contributed a $21.6 million negative impact. The decrease in pricing is partially attributable to our adoption of ASC 606. Adoption of this new standard was applied to all new contracts entered into on or after January 1, 2018 and all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance. Amounts previously recognized as T&G under ASC 605 of $11.1 million are currently recognized within natural gas sales revenues.

For the six months ended June 30, 2018, our natural gas sales averaged 120.3 MMcf/d. Natural gas sales volumes increased by 71% to 21,774 MMcf for the six months ended June 30, 2018 as compared to 12,761 MMcf for the six months ended June 30, 2017. The volume increase is primarily due to the completion of 203 gross wells from July 1, 2017 to June 30, 2018, partially offset by the natural decline on existing producing properties.

The average price we realized on the sale of our natural gas was $2.02 per Mcf for the six months ended June 30, 2018 compared to $3.01 per Mcf for the six months ended June 30, 2017.

NGL sales revenues. NGL sales revenues increased by $19.3 million to $52.8 million for the six months ended June 30, 2018 as compared to NGL sales revenues of $33.5 million for the six months ended June 30, 2017. An increase in sales volumes between these periods contributed a $19.0 million positive impact, while an increase in price contributed a $0.3 million positive impact. The increase in pricing was partially offset by our adoption of ASC 606. Adoption of this new standard was applied to all new contracts entered into on or after January 1, 2018 and all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance. Amounts previously recognized as T&G under ASC 605 of $16.6 million are currently recognized within NGL sales revenues, offset by an increase in NGL index price.

For the six months ended June 30, 2018, our NGL sales averaged 13.7 MBbl/d. NGL sales volumes increased by 57% to 2,488 MBbl for the six months ended June 30, 2018 as compared to 1,585 MBbl for the six months ended June 30, 2017. The volume increase is primarily due to the completion of 203 gross wells from July 1, 2017 to June 30, 2018, partially offset by the natural decline on existing producing properties. Our NGL sales are directly associated with our natural gas sales because our natural gas volumes are processed by third parties for both residue natural gas sales and NGL sales.

The average price we realized on the sale of our NGL was $21.21 per Bbl for the six months ended June 30, 2018 compared to $21.10 per Bbl for the six months ended June 30, 2017.

Lease operating expenses. Our LOE increased by $15.3 million to $41.5 million for the six months ended June 30, 2018, from $26.2 million for the six months ended June 30, 2017. The increase in LOE was primarily the result of an increase in producing wells during the twelve months ended June 30, 2018.

On a per unit basis, LOE decreased to $3.22 per BOE sold for the six months ended June 30, 2018 from $3.72 per BOE sold for the six months ended June 30, 2017. The decrease in LOE per BOE is primarily a result of flush production on several new pads turned-in-line during the six months ended June 30, 2018.

Transportation and gathering. Our T&G expense decreased by $2.8 million to $17.5 million for the six months ended June 30, 2018, from $20.3 million for the six months ended June 30, 2017. The decrease in T&G is primarily attributable to adoption of ASC 606. Adoption of this new standard was applied to all new contracts entered into on or after January 1, 2018 and all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance. Amounts previously recognized as T&G under ASC 605 of $27.7 million are currently recognized within natural gas and NGL sales revenues. This decrease was offset by an increase in producing wells and in both residue natural gas and NGL sales volumes and realized prices, resulting in $24.9 million of collectively higher T&G.

On a per unit basis, T&G decreased to $1.36 per BOE sold for the six months ended June 30, 2018 from $2.90 per BOE sold for the six months ended June 30, 2017. The decrease in T&G per BOE is primarily the result of the adoption of ASC 606.

Production taxes. Our production taxes increased by $27.7 million to $44.7 million for the six months ended June 30, 2018 as compared to $17.0 million for the six months ended June 30, 2017. The increase is primarily attributable to increased revenue as production taxes are calculated as a percentage of sales revenue. Production taxes as a percentage of sales revenue was 9.1% for the six months ended June 30, 2018 as compared to 8.1% for the six months ended June 30, 2017. The increase in production taxes as a percentage of sales revenue relates to a change in the estimated ad valorem and severance tax rates for the six months ended June 30, 2018.

Exploration expenses. Our exploration expenses were $10.3 million for the six months ended June 30, 2018, which were primarily attributable to $3.2 million in expense for the extension of certain leases, $5.9 million in impairment expense related to the abandonment and impairment of unproved properties for the six months ended June 30, 2018. For the six months ended June 30, 2017, we recognized $17.3 million in exploration expenses.

Depletion, depreciation, amortization and accretion expense. Our DD&A expense increased $83.7 million to $203.0 million for the six months ended June 30, 2018 as compared to $119.3 million for the six months ended June 30, 2017. This increase is due to an increase in volumes sold for the six months ended June 30, 2018 as sales increased by approximately 5,869 MBoe. On a per unit basis, DD&A expense decreased to $15.74 per BOE for the six months ended June 30, 2018 from $16.98 per BOE for the six months ended June 30, 2017.

(Gain) loss on sale of property and equipment. Our gain on sale of property and equipment was $59.9 million related to our April 2018 Divestitures for the six months ended June 30, 2018, as compared to a $0.5 million loss for the six months ended June 30, 2017.

General and administrative expenses. G&A expenses increased by $16.0 million to $65.2 million for the six months ended June 30, 2018 as compared to $49.2 million for the six months ended June 30, 2017. This increase is primarily due to an increase in our employee head count for the six months ended June 30, 2018 compared to six months ended June 30, 2017. On a per unit basis, G&A expense decreased to $5.06 per BOE sold for the six months ended June 30, 2018 from $7.00 per BOE sold for the six months ended June 30, 2017.

Our G&A expenses include the non-cash expense for stock-based compensation for equity awards granted to our employees and directors. For the six months ended June 30, 2018 and 2017, stock-based compensation expense was $33.5 million and $28.6 million, respectfully.

Commodity derivative gain (loss). Primarily due to the increase in NYMEX crude oil futures prices at June 30, 2018 as compared to December 31, 2017 and change in fair value from the execution of new positions, we incurred a net loss on our commodity derivatives of $139.8 million for the six months ended June 30, 2018. Primarily due to the decrease in NYMEX crude oil futures prices at June 30, 2017 as compared to December 31, 2016 and change in fair value from the execution of new positions, we incurred a net gain on our commodity derivatives of $84.3 million for the six months ended June 30, 2017, including the amortization of premiums. These gains and losses are a result of our hedging program, which is used to mitigate our exposure to commodity price fluctuations. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program in the future. Therefore, we expect our net income (loss) to reflect the volatility of commodity price forward markets. Our cash flow will only be affected upon settlement of the transactions at the current market prices at that time. During the six months ended June 30, 2018, we paid cash settlements of commodity derivatives totaling $58.9 million. During the six months ended June 30, 2017, we paid cash settlements of commodity derivatives totaling $9.2 million.

Interest expense. Interest expense consists of interest expense on our long term debt, amortization of debt issuance costs, net of capitalized interest. For the six months ended June 30, 2018, we recognized interest expense of approximately $82.5 million as compared to $18.7 million for the six months ended June 30, 2017, as a result of borrowings under our revolving credit facility, our 2021 Senior Notes and the associated make-whole premium upon redemption, our 2024 Senior Notes, our 2026 Senior Notes, and the amortization of debt issuance costs.

We incurred interest expense for the six months ended June 30, 2018 of $40.2 million related to our 2021 Senior Notes, 2024 Senior Notes, 2026 Senior Notes and credit facility, as well as a make-whole premium of $35.6 million related to our repayment of our 2021 Senior Notes in January and February 2018. We incurred interest expense for the six months ended June 30, 2017 of $22.6 million related to our credit facility and our 2021 Senior Notes. Also included in interest expense for the six months ended June 30, 2018 and 2017 was the amortization of debt issuance costs of $11.4 million and $1.7 million, respectively. Amortization expense for the six months ended June 30, 2018 includes $9.4 million of acceleration of amortization expense upon the repayment of our 2021 Senior Notes. For the six months ended June 30, 2018 and 2017, we capitalized interest expense of $4.7 million and $5.6 million, respectively.

Income tax expense and benefit. We recorded an income tax benefit of $9.9 million and income tax expense of $9.6 million for the six months ended June 30, 2018 and 2017, respectively. This resulted in an effective tax rate of approximately 18.7% and 37.4% for the six months ended June 30, 2018 and 2017, respectively. The difference in effective rates for the six months ended June 30, 2018 and 2017 is primarily due to the Tax Cut and Jobs Act signed into law in December 2017, reducing the U.S. statutory rate to 21.0% from 35.0%. Our effective tax rate for the six months ended June 30, 2018 and 2017 differs from the U.S. statutory income tax rates of 21.0% and 35.0% primarily due to the effects of state income taxes and estimated permanent taxable differences.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our revolving credit facility. Depending upon market conditions and other factors, we may also issue equity and debt securities if needed.

Historically, our primary sources of liquidity have been borrowings under our revolving credit facility, proceeds from the offerings of our 2021 Senior Notes, 2024 Senior Notes and 2026 Senior Notes (please refer to Note 4 - Long Term Debt), equity provided by investors, including our management team, cash from the IPO and Private Placement and cash flows from operations. To date, our primary use of capital has been for the acquisition of oil and gas properties to increase our acreage position, as well as development and exploration of oil and gas properties. Our borrowings, net of unamortized debt issuance costs, were approximately $1,321.6 million and $1,023.4 million at June 30, 2018, and December 31, 2017, respectively. We also have other contractual commitments, which are described in Note 11 – Commitments and Contingencies in Part I, Item I, Financial Information of this Quarterly Report.

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

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and available borrowings under our revolving credit facility to execute our current capital program, excluding any acquisitions we may consummate, make our interest payments on the 2024 Senior Notes, 2026 Senior Notes and credit facility and pay dividends on our Series A Preferred Stock and the Elevation Preferred Units.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$287,090	$65,827
Net cash used in investing activities	$(465,869)	$(593,120)
Net cash provided by (used in) financing activities	$240,260	$(6,554)

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net cash provided by operating activities. For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, our net cash provided by operating activities increased by $221.3 million, primarily due to an increase in operating revenues, net of expenses, of $249.1 million from increased sales volumes and prices, offset by additional settlement payments on commodity derivatives of $41.0 million.

Net cash used in investing activities. For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, our net cash used in investing activities decreased by $127.3 million primarily due to a decrease of $127.5 million used in acquisitions, drilling and completion activities and other property and equipment for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Net cash provided by (used in) financing activities. For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, our net cash provided by financing activities increased by $246.8 million, as a result of an increase of $739.7 million from the issuance of the 2026 Senior Notes, partially offset by a decrease from redemption of the 2021 Senior Notes for $585.6 million, including a make-whole premium of $35.6 million, and net credit facility activity of $100.0 million.

Working Capital

Our working capital deficit was $348.6 million and $236.7 million at June 30, 2018 and December 31, 2017, respectively. Our cash balances totaled $68.2 million and $6.8 million at June 30, 2018 and December 31, 2017, respectively.

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

Debt Arrangements

Our revolving credit facility has a maximum credit amount of $1.5 billion, subject to a borrowing base of $800.0 million, subject to the current elected commitments of $650.0 million, and certain of our current and future subsidiaries are or will be guarantors under such facility. Amounts repaid under our revolving credit facility may be re-borrowed from time to time, subject to the terms of the facility. For more information on the revolving credit facility, please see Note 4 — Long-Term Debt in Part 1, Item 1. Financial Information of this Quarterly Report. The revolving credit facility is secured by liens on substantially all of our properties.

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

In August 2017, we closed a private offering of our 2024 Senior Notes that resulted in net proceeds of approximately $392.6 million. Our 2024 Senior Notes bear interest at an annual rate of 7.375%. Interest on our 2024 Senior Notes is payable on May 15 and November 15 of each year, and the first interest payment was made on November 15, 2017. Our 2024 Senior Notes will mature on May 15, 2024. Our 2024 Senior Notes are guaranteed by certain of our current subsidiaries and by certain future restricted subsidiaries that guarantee our indebtedness under a credit facility.

In January 2018, we closed a private offering of our 2026 Senior Notes that resulted in net proceeds of approximately $737.9 million. Our 2026 Senior Notes bear interest at an annual rate of 5.625%. Interest on our 2026 Senior Notes is payable on February 1 and August 1 of each year, and the first interest payment was made on August 1, 2018. Our 2026 Senior Notes will mature on February 1, 2026. Our 2026 Senior Notes are guaranteed by certain of our current subsidiaries and by certain future restricted subsidiaries that guarantee our indebtedness under a credit facility.

Revolving Credit Facility

The amount available to be borrowed under our revolving credit facility is subject to a borrowing base that is redetermined semiannually on each May 1 and November 1, and will depend on the volumes of our proved oil and gas reserves and estimated cash flows from these reserves and other information deemed relevant by the administrative agent under our revolving credit facility. In January 2018, we completed the November 1, 2017 borrowing base redetermination. As a result of this redetermination, the borrowing base increased to $750.0 million and then automatically reduced to $700.0 million in connection with the issuance of the 2026 Senior Notes. In May 2018, we entered into an amendment to the credit facility which provided for an increase of the borrowing base to $800.0 million, subject to current elected commitments of $650.0 million, and reduced each of the applicable interest rate margins for borrowings under the credit facility by 0.50%.
Principal amounts borrowed will be payable on the maturity date, and interest will be payable quarterly for alternate base rate loans and at the end of the applicable interest period for Eurodollar loans. We have a choice of borrowing in Eurodollars or at the alternate base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the product of: (a) the LIBOR rate, multiplied by (b) a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the reserve percentages (expressed as a decimal) on such date at which the administrative agent under our revolving credit facility is required to maintain reserves on ‘Eurocurrency Liabilities’ as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 150 to 250 basis points, depending on the percentage of our borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the adjusted one-month LIBOR rate (as calculated above) plus 100 basis points, plus an applicable margin ranging from 50 to 150 basis points, depending on the percentage of our borrowing base utilized. As of

June 30, 2018, we had $190.0 million of outstanding borrowings under our revolving credit facility. We may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.
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

Concurrent with the 2026 Senior Notes Offering, we commenced a cash tender offer to purchase any and all of our 2021 Senior Notes. On January 24, 2018 we received approximately $500.6 million aggregate principal amount of the 2021 Senior Notes which were validly tendered (and not validly withdrawn). As a result, on January 25, 2018 we made a cash payment of approximately $534.2 million, which included principal of approximately $500.6 million, a make-whole premium of approximately $32.6 million and accrued and unpaid interest of approximately $1.0 million.

On February 17, 2018, we redeemed the approximately $49.4 million aggregate principal amount of the 2021 Senior Notes that remained outstanding after the Tender Offer and made a cash payment of approximately $52.7 million to the remaining holders of the 2021 Senior Notes, which included a make-whole premium of $3.0 million and accrued and unpaid interest of approximately $0.3 million. No 2021 Senior Notes remain outstanding.

2024 Senior Notes

In August 2017, we closed a private offering of our 2024 Senior Notes that resulted in net proceeds of approximately $392.6 million. Our 2024 Senior Notes bear interest at an annual rate of 7.375%. Interest on our 2024 Senior Notes is payable on May 15 and November 15 of each year, and the first interest payment was made on November 15, 2017. Our 2024 Senior Notes will mature on May 15, 2024.

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

2026 Senior Notes

On January 25, 2018, we closed a private offering of our 2026 Senior Notes that resulted in net proceeds of approximately $737.9 million. Our 2026 Senior Notes bear interest at an annual rate of 5.625%. Interest on the 2026 Senior Notes is payable on February 1 and August 1 of each year, and the first interest payment was made on August 1, 2018. Our 2026 Senior Notes will mature on February 1, 2026.

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

Series A Preferred Stock

The holders of our Series A Preferred Stock (the "Series A Preferred Stock") are entitled to receive a cash dividend of 5.875% per year, payable quarterly in arrears, and we have the ability to pay such quarterly dividends in kind at a dividend rate of 10.0% per year (decreased proportionately to the extent such quarterly dividends are partially paid in cash). Each of the Series A Preferred Stock is convertible into shares of our common stock at the election of the Series A Preferred Holders at a conversion ratio per share of Series A Preferred Stock of 61.9195. Until the three-year anniversary of the closing of the IPO, we may elect to convert each share of Series A Preferred Stock at a conversion ratio of 61.9195, but only if the closing price of our common stock trades at or above a certain premium to our initial offering price, with such premiums decreasing with time. In certain situations, including a change of control, the Series A Preferred Stock may be redeemed for cash in an amount equal to the greater of (i) 135% of the liquidation preference of the Series A Preferred Stock and (ii) a 17.5% annualized internal rate of return on the liquidation preference of the Series A Preferred Stock. The Series A Preferred Stock matures on October 15, 2021, at which time they are mandatorily redeemable for cash at the liquidation preference. For more information, see the Company’s Annual Report.

Elevation Preferred Units

On July 3, 2018, Elevation entered into the Securities Purchase Agreement with the Purchaser, pursuant to which Elevation agreed to sell 150,000 Elevation Preferred Units at a price of $990 per Elevation Preferred Unit with an aggregate liquidation preference of $150.0 million, in a transaction exempt from the registration requirements under the Securities Act. The Private Placement closed on July 3, 2018 and resulted in net proceeds of approximately $141.9 million, $25.4 million of which was a reimbursement for previously incurred midstream capital expenditures and general and administrative expenses. These Elevation Preferred Units are non-recourse to Extraction, minimizing risk to our common shareholders.

During the Commitment Period, subject to the satisfaction of certain financial and operational metrics and certain other customary closing conditions, Elevation has the right to require the Purchaser to purchase additional Elevation Preferred Units on the terms set forth in the Securities Purchase Agreement. Elevation may require the Purchaser to purchase additional Elevation Preferred Units, in increments of at least $25.0 million, up to an aggregate amount of $350.0 million. During the Commitment Period, Elevation is required to pay the Purchaser a quarterly commitment fee payable in cash or in kind of 1.0% per annum on any undrawn amounts of such additional $350.0 million commitment.

The Elevation Preferred Units will entitle the Purchaser to receive quarterly dividends at a rate of 8.0% per annum. In respect of quarters ending prior to and including June 30, 2020, the Dividend is payable in cash or in kind at the election of Elevation. After June 30, 2020, the Dividend is payable solely in cash.

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

The impact of adoption in the current period results as follows (in thousands):

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	Under ASC 606	Under ASC 605	Change	Under ASC 606	Under ASC 605	Change
Revenues:
Oil sales	$213,481	$213,481	$—	$393,744	$393,744	$—
Natural gas sales	19,807	27,603	(7,796)	43,888	54,944	(11,056)
NGL sales	26,908	38,646	(11,738)	52,779	69,401	(16,622)
Total Revenues	260,196	279,730	(19,534)	490,411	518,089	(27,678)
Operating Expenses:
Transportation and gathering	$9,959	$29,493	$(19,534)	$17,498	$45,176	$(27,678)
Net Income (Loss)	$8,848	$8,848	$—	$(43,147)	$(43,147)	$—

Changes to sales of natural gas and NGL, and transportation and gathering expenses are due to the conclusion that certain midstream processing entities are our customer in natural gas processing and marketing agreements in accordance with the five-step process in ASC 606. This is a change from previous conclusions reached for these agreements utilizing the principal versus agent indicators under ASC 605 where we determined we were the principal, the midstream processor was our agent and the third-party end user was our customer. As a result, we modified our presentation of revenues and operating expenses for these agreements. Revenues related to these agreements are now presented on a net basis for proceeds expected to be received from the midstream processing entity.

Transportation and gathering expense related to other agreements incurred prior to the transfer of control to the customer at the tailgate of the natural gas processing facilities will continue to be presented as transportation and gathering expense.

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

Oil Sales

Under our crude purchase and marketing contracts, we generally sell oil production at the wellhead and collect an agreed-upon index price, net of pricing differentials. In this scenario, we recognize revenue when control transfers to the purchaser at the wellhead at the net price received.

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

We record revenue on our oil, natural gas and NGL sales at the time production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and NGL sales may not be received for 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the customer and the net commodity price that will be received for the sale of these commodity products. We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the customer. We have internal controls over our revenue estimation process and related accruals, and any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the period from December 31, 2017 to June 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

Contract Balances

Under our various sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities under ASC 606.

The following table presents our revenues disaggregated by revenue source (in thousands). Transportation and gathering costs in the following table are not all of the transportation and gathering expenses that we incur, only the expenses that are netted against revenues pursuant to ASC 606. Prior period amounts have not been adjusted under the modified retrospective method.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Oil sales	$213,481	$85,394	$393,744	$137,522
Natural gas sales	27,603	18,526	54,944	38,423
NGL sales	38,646	15,846	69,401	33,460
Transportation and gathering included in revenues	(19,534)	—	(27,678)	—
Total Revenues	$260,196	$119,766	$490,411	$209,405

There were no other changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Please read Note 2 of the notes to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for a detailed list of recent accounting pronouncements.

Impact of Inflation/Deflation and Pricing

All of our transactions are denominated in U.S. dollars. Typically, as prices for oil and natural gas increase, associated costs rise. Conversely, as prices for oil and natural gas decrease, costs decline. Cost declines tend to lag and may not adjust downward in proportion to decline commodity prices. Historically, field-level prices received for our oil and natural gas production have been volatile. During the year ended December 31, 2015, commodity prices decreased, while during the years ended December 31, 2016 and 2017, commodity prices increased. During the six months ended June 30, 2018, commodity prices increased. Changes in commodity prices impact our revenues, estimates of reserves, assessments of any impairment of oil and natural gas properties, as well as values of properties being acquired or sold. Price changes have the potential to affect our ability to raise capital, borrow money, and retain personnel.

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

The following tables present our derivative positions related to crude oil and natural gas sales in effect as of June 30, 2018:

	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	1,050,000	1,050,000	—	—	—	—
Weighted average fixed price ($/Bbl)	$52.91	$52.91	$—	$—	$—	$—
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	2,250,000	2,250,000	2,850,000	2,850,000	1,500,000	1,500,000
Weighted average fixed price ($/Bbl)	$58.33	$58.33	$60.77	$60.77	$71.19	$71.19
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	3,300,000	3,300,000	2,850,000	2,850,000	1,500,000	1,500,000
Weighted average purchased put price ($/Bbl)	$40.00	$40.00	$40.16	$40.16	$44.60	$44.60
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	2,250,000	2,250,000	2,850,000	2,850,000	1,500,000	1,500,000
Weighted average fixed price ($/Bbl)	$49.81	$49.81	$49.72	$49.72	$54.00	$54.00
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	9,900,000	9,900,000	3,000,000	3,000,000	3,000,000	3,000,000
Weighted average fixed price ($/MMBtu)	$3.03	$3.03	$3.06	$2.71	$2.71	$2.71
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	600,000	600,000	—	—	—	—
Weighted average sold call price ($/MMBtu)	$3.15	$3.15	$—	$—	$—	$—
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	600,000	600,000	—	—	—	—
Weighted average purchased put price ($/MMBtu)	$3.00	$3.00	$—	$—	$—	$—
CIG Basis Gas Swaps:
Notional volume (MMBtu)	10,420,000	11,040,000	1,500,000	1,500,000	1,500,000	1,500,000
Weighted average fixed basis price ($/MMBtu)	$(0.68)	$(0.68)	$(0.78)	$(0.78)	$(0.78)	$(0.78)

As of June 30, 2018, the fair market value of our oil derivative contracts was a net liability of $147.4 million. Based on our open oil derivative positions at June 30, 2018, a 10% increase in the NYMEX WTI price would increase our net oil derivative liability by approximately $86.5 million, while a 10% decrease in the NYMEX WTI price would decrease our net oil derivative liability by approximately $77.7 million. As of June 30, 2018, the fair market value of our natural gas derivative contracts was a net asset of $3.2 million. Based upon our open commodity derivative positions at June 30, 2018, a 10% increase in the NYMEX Henry Hub price would decrease our net natural gas derivative asset by approximately $7.2 million, while a 10% decrease in the NYMEX Henry Hub price would increase our net natural gas derivate asset by approximately $7.3 million. Please see “—How We Evaluate Our Operations—Derivative Arrangements.”

Counterparty and Customer Credit Risk

Our cash and cash equivalents are exposed to concentrations of credit risk. We manage and control this risk by investing these funds with major financial institutions. We often have balances in excess of the federally insured limits.

We sell oil, natural gas and NGL to various types of customers, including pipelines and refineries. Credit is extended based on an evaluation of the customer’s financial conditions and historical payment record. The future availability of a ready market for oil, natural gas and NGL depends on numerous factors outside of our control, none of which can be predicted with certainty. For the six months ended June 30, 2018, we had certain major customers that exceeded 10% of total oil, natural gas and NGL revenues. We do not believe the loss of any single purchaser would materially impact our operating results because oil, natural gas and NGL are fungible products with well-established markets and numerous purchasers.

At June 30, 2018, we had commodity derivative contracts with twelve counterparties. We do not require collateral or other security from counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting agreements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review. For the three and six months ended June 30, 2018 and 2017, we did not incur any losses with respect to counterparty contracts. None of our existing derivative instrument contracts contain credit risk related contingent features.

Interest Rate Risk

At June 30, 2018, we had $190.0 million variable-rate debt outstanding. The impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $1.9 million per year. We may begin entering into interest rate swap arrangements on a portion of our outstanding debt to mitigate the risk of fluctuations in LIBOR if we have variable-rate debt outstanding in the future. Please see “—Liquidity and Capital Resources—Debt Arrangements.”

Off‑Balance Sheet Arrangements

As of June 30, 2018, we did not have material off-balance sheet arrangements, except for our agreement with our oil marketer. Our oil marketer is subject to a firm transportation agreement with a make-whole provision that allows us to satisfy any minimum volume commitment deficiencies incurred by our oil marketer with future barrels of crude oil in excess of their minimum volume commitment through October 31, 2019. Please see Note 11 – Commitments and Contingencies in Part 1, Item 1 of this Quarterly Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amendment No. 4 to Amended and Restated Credit Agreement, dated as of May 23, 2018, by and between Extraction Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent and issuing lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on May 29, 2018).

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

Date: August 7, 2018.

Extraction Oil & Gas, Inc.

By:	/S/ MARK A. ERICKSON
Mark A. Erickson
Chairman and Chief Executive Officer (principal executive officer)

By:	/S/ RUSSELL T. KELLEY, JR.
Russell T. Kelley, Jr.
Chief Financial Officer (principal financial officer)