Form 10-Q
period 2019-03-31
Extraction Oil & Gas, Inc.
filed 2019-05-02
CIK 1655020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.01	XOG	NASDAQ Global Select Market

The total number of shares of common stock, par value $0.01 per share, outstanding as of April 29, 2019 was 162,849,212.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$112,771	$234,986
Accounts receivable
Trade	27,088	41,695
Oil, natural gas and NGL sales	88,244	91,225
Inventory and prepaid expenses	27,804	26,816
Commodity derivative asset	226	48,907
Assets held for sale	—	21,008
Total Current Assets	256,133	464,637
Property and Equipment (successful efforts method), at cost:
Proved oil and gas properties	4,097,082	3,916,622
Unproved oil and gas properties	613,153	609,284
Wells in progress	130,135	144,323
Less: accumulated depletion, depreciation and amortization	(1,267,393)	(1,152,590)
Net oil and gas properties	3,572,977	3,517,639
Gathering systems and facilities	173,333	114,469
Other property and equipment, net of accumulated depreciation	47,386	39,849
Net Property and Equipment	3,793,696	3,671,957
Non-Current Assets:
Commodity derivative asset	388	8,432
Other non-current assets	46,782	21,001
Total Non-Current Assets	47,170	29,433
Total Assets	$4,096,999	$4,166,027
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$193,111	$186,218
Revenue payable	96,357	117,344
Production taxes payable	57,025	57,516
Commodity derivative liability	49,358	196
Accrued interest payable	17,820	22,249
Asset retirement obligations	15,189	15,729
Liabilities related to assets held for sale	—	3,146
Total Current Liabilities	428,860	402,398
Non-Current Liabilities:
Credit facility	325,000	285,000
Senior Notes, net of unamortized debt issuance costs	1,097,970	1,132,659
Production taxes payable	139,212	115,607
Commodity derivative liability	5,876	—
Other non-current liabilities	22,424	8,072
Asset retirement obligations	54,849	54,062
Deferred tax liability	80,176	109,176
Total Non-Current Liabilities	1,725,507	1,704,576
Total Liabilities	2,154,367	2,106,974
Commitments and Contingencies—Note 11
Series A Convertible Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 185,280 issued and outstanding	165,963	164,367
Stockholders' Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 164,112,268 and 171,666,485 issued and outstanding	1,601	1,678
Treasury stock, at cost, 12,367,312 and 4,543,262 shares	(64,872)	(32,737)
Additional paid-in capital	2,157,923	2,153,661
Accumulated deficit	(469,820)	(375,788)
Total Extraction Oil & Gas, Inc. Stockholders' Equity	1,624,832	1,746,814
Noncontrolling interest	151,837	147,872
Total Stockholders' Equity	1,776,669	1,894,686
Total Liabilities and Stockholders' Equity	$4,096,999	$4,166,027
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Oil sales	$165,424	$180,263
Natural gas sales	35,892	24,081
NGL sales	20,601	25,871
Total Revenues	221,917	230,215
Operating Expenses:
Lease operating expenses	21,857	20,703
Transportation and gathering	10,365	7,539
Production taxes	18,129	20,323
Exploration expenses	6,194	7,267
Depletion, depreciation, amortization and accretion	118,770	96,207
Impairment of long lived assets	8,248	—
Gain on sale of oil and gas properties	(222)	—
General and administrative expenses	27,652	30,969
Total Operating Expenses	210,993	183,008
Operating Income	10,924	47,207
Other Income (Expense):
Commodity derivatives loss	(122,091)	(50,328)
Interest expense	(13,008)	(63,302)
Other income	1,143	328
Total Other Income (Expense)	(133,956)	(113,302)
Loss Before Income Taxes	(123,032)	(66,095)
Income tax benefit	29,000	14,100
Net Loss	$(94,032)	$(51,995)
Net income attributable to noncontrolling interest	3,975	—
Net Loss Attributable to Extraction Oil & Gas, Inc.	(98,007)	(51,995)
Adjustments to reflect Series A Preferred Stock dividends and accretion of discount	(4,317)	(4,159)
Net Loss Attributable to Common Shareholders	(102,324)	(56,154)
Loss Per Common Share (Note 10)
Basic and diluted	$(0.60)	$(0.32)
Weighted Average Common Shares Outstanding
Basic and diluted	170,702	174,213

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock					Noncontrolling interest
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Extraction Oil & Gas, Inc. Stockholders' Equity	Amount	Total Stockholders' Equity
Balance at January 1, 2019	176,210	$1,678	4,543	$(32,737)	$2,153,661	$(375,788)	$1,746,814	$147,872	$1,894,686
Preferred Units issuance costs and discount	—	—	—	—	—	—	—	(10)	(10)
Preferred Units commitment fees and dividends paid-in-kind	—	—	—	—	(3,975)	—	(3,975)	3,975	—
Stock-based compensation	—	—	—	—	13,008	—	13,008	—	13,008
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,596)	—	(1,596)	—	(1,596)
Repurchase of common stock	—	(77)	7,824	(32,135)	—	—	(32,212)	—	(32,212)
Shares issued under LTIP, including payment of tax withholdings using withheld shares	270	—	—	—	(454)	—	(454)	—	(454)
Net loss	—	—	—	—	—	(94,032)	(94,032)	—	(94,032)
Balance at March 31, 2019	176,480	$1,601	12,367	$(64,872)	$2,157,923	$(469,820)	$1,624,832	$151,837	$1,776,669

	Common Stock		Treasury Stock					Noncontrolling interest
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Extraction Oil & Gas, Inc. Stockholders' Equity	Amount	Total Stockholders' Equity
Balance at January 1, 2018	172,060	1,718	165	(2,105)	2,114,795	(497,643)	1,616,765	—	1,616,765
Stock-based compensation	2,794	—	—	—	15,721	—	15,721	—	15,721
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,438)	—	(1,438)	—	(1,438)
Repurchase of common stock	—	—	166	(2,309)	—	—	(2,309)	—	(2,309)
Shares issued under LTIP, including payment of tax withholdings using withheld shares	852	—	—	—	(2,305)	—	(2,305)	—	(2,305)
Net loss	—	—	—	—	—	(51,995)	(51,995)	—	(51,995)
Balance at March 31, 2018	175,706	1,718	331	(4,414)	2,124,052	(549,638)	1,571,718	—	1,571,718

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(94,032)	$(51,995)
Reconciliation of net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	118,770	96,207
Abandonment and impairment of unproved properties	3,893	3,923
Impairment of long lived assets	8,248	—
Gain on sale of oil and gas properties	(222)	—
Gain on repurchase of 2026 Senior Notes	(7,317)	—
Amortization of debt issuance costs	1,498	10,442
Non-cash lease expense	2,486	—
Deferred rent	—	785
Commodity derivatives loss	122,091	50,328
Settlements on commodity derivatives	(3,538)	(22,293)
Premiums paid on commodity derivatives	—	(12,117)
Earnings in unconsolidated subsidiaries	(338)	(339)
Distributions from unconsolidated subsidiaries	1,751	339
Make-whole premium expense on 2021 Senior Notes	—	35,600
Deferred income tax benefit	(29,000)	(14,100)
Stock-based compensation	13,008	15,721
Changes in current assets and liabilities:
Accounts receivable—trade	11,908	(15,351)
Accounts receivable—oil, natural gas and NGL sales	2,981	1,627
Inventory and prepaid expenses	136	(353)
Accounts payable and accrued liabilities	(10,638)	(24,046)
Revenue payable	(21,506)	26,660
Production taxes payable	22,919	24,845
Accrued interest payable	(4,429)	(4,702)
Asset retirement expenditures	(4,558)	(1,927)
Net cash provided by operating activities	134,111	119,254
Cash flows from investing activities:
Oil and gas property additions	(188,027)	(258,069)
Sale of oil and gas properties	16,521	—
Gathering systems and facilities additions	(49,175)	(5,996)
Other property and equipment additions	(8,213)	(1,157)
Investment in unconsolidated subsidiaries	(4,929)	—
Distributions from unconsolidated subsidiary, return of capital	1,448	137
Net cash (used in) provided by investing activities	(232,375)	(265,085)
Cash flows from financing activities:
Borrowings under credit facility	65,000	245,000
Repayments under credit facility	(25,000)	(235,000)
Proceeds from the issuance of 2026 Senior Notes	—	739,664
Repayments of 2021 Senior Notes	—	(550,000)
Make-whole premium paid on 2021 Senior Notes	—	(35,600)
Cash paid for repurchase of 2026 Senior Notes	(28,460)	—
Preferred Unit issuance costs	(10)	—
Repurchase of common stock	(32,212)	(2,309)
Payment of employee payroll withholding taxes	(454)	(2,305)
Dividends on Series A Preferred Stock	(2,721)	(2,721)
Debt and equity issuance costs	(94)	(2,303)
Net cash (used in) provided by financing activities	(23,951)	154,426
Increase (decrease) in cash, cash equivalents and restricted cash	(122,215)	8,595
Cash, cash equivalents and restricted cash at beginning of period	234,986	6,768
Cash, cash equivalents and restricted cash at end of the period	$112,771	$15,363

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information:
Property and equipment included in accounts payable and accrued liabilities	$143,168	$137,443
Cash paid for interest	$25,265	$24,534
Accretion of beneficial conversion feature of Series A Preferred Stock	$1,596	$1,438
Preferred Units commitment fees and dividends paid-in-kind	$3,975	$—

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

Elevation Midstream, LLC (“Elevation”), a Delaware limited liability company and an unrestricted subsidiary of the Company, is focused on the construction of gathering systems and facilities operations to serve the development of acreage in the Company’s Hawkeye and Southwest Wattenberg areas. Midstream assets of Elevation are represented as the gathering systems and facilities line item within the condensed consolidated balance sheets. As of March 31, 2019, these gathering systems and facilities operations are not in service, therefore, there are no associated revenues for the three months then ended.

On November 19, 2018, the Company announced the Board of Directors had authorized a program to repurchase up to $100.0 million of the Company's common stock ("Stock Repurchase Program"). On April 1, 2019, the Company announced the Board of Directors had authorized an extension and increase in its ongoing Stock Repurchase Program ("Extended Stock Repurchase Program"). The Company had purchased approximately 13.0 million shares of its common stock for $63.2 million under the Stock Repurchase Program, prior to the Extended Stock Repurchase Program. The Company is authorized to repurchase an incremental $100.0 million in common stock from the date of the Extended Stock Repurchase Program, bringing the total amount authorized to be repurchased to approximately $163.2 million. The Company's Stock Repurchase Program does not obligate it to acquire any specific number of shares and will expire on December 31, 2019. The Company intends to conduct any open market stock repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the three months ended March 31, 2019, the Company repurchased approximately 7.7 million shares of its common stock for $31.5 million. Subsequent to March 31, 2019 through the date of this filing, the Company repurchased approximately 1.3 million additional shares of its common stock for $5.5 million.

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

Leases

The Company accounts for leases in accordance with Accounting Standards Codification ("ASC") 842, Leases, which it adopted on January 1, 2019, applying the modified retrospective transition approach as of the effective date of adoption (see "Recent Accounting Pronouncements" for impacts of adoption).

The Company enters into operating leases for certain drilling equipment, completions equipment, equipment ancillary to drilling and completions, office facilities, compressors and office equipment. Under ASC 842, a contract is or contains a lease when (i) the contract contains an explicitly or implicitly identified asset and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. The Company assess whether an arrangement is or contains a lease at inception of the contract. All leases (operating leases), other than those that qualify for the short-term recognition exemption, are recognized as of the lease commencement date on the balance sheet as a liability for its obligation related to the lease and a corresponding asset representing its right to use the underlying asset over the period of use.

The Company's leases have remaining terms up to nine years. Certain of our lease agreements contain options to extend or early terminate the agreement. The lease term used to calculate the lease asset and liability at commencement includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that the Company will exercise an option at commencement, it considers various economic factors, including capital expenditure strategies, the nature, length, and underlying terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Based on these determinations, the Company generally determines that the exercise of renewal options would not be reasonably certain in determining the expected lease term for leases, other than certain operating compressor leases.

The discount rate used to calculate the present value of the future minimum lease payments is the rate implicit in the lease, when readily determinable. As the Company's leases generally do not provide an implicit rate, the Company uses its incremental borrowing rate based on its revolving credit facility, which includes consideration of the nature, term, and geographic location of the leased asset.

Certain of the Company's leases include variable lease payments, including payments that depend on an index or rate, as well as variable payments for items such as property taxes, insurance, maintenance, and other operating expenses associated with leased assets. Payments that vary based on an index or rate are included in the measurement of the Company's lease assets and liabilities at the rate as of the commencement date. All other variable lease payments are excluded from the measurement of the Company's lease assets and liabilities and are recognized in the period in which the obligation for those payments is incurred. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company has elected, for all classes of underlying assets, to not apply the balance sheet recognition requirements of ASC 842 to leases with a term of one year or less, and instead, recognize the lease payments in the unaudited condensed consolidated statements of operations on a straight-line basis over the lease term. The Company has also made the election, for its certain drilling equipment, completions equipment, equipment ancillary to drilling and completions, compressors and office equipment classes of underlying assets, to account for lease and non-lease components in a contract as a single lease component.

For the three months ended March 31, 2019, lease costs, which represent the straight-line lease expense of right-of-use ("ROU") assets and short-term leases, were as follows (in thousands):

Three Months Ended March 31, 2019
Lease Costs included in the Condensed Consolidated Balance Sheets
Proved oil and gas properties, including drilling, completions and ancillary equipment (1)	$57,200

Lease Costs included in the Condensed Consolidated Statements of Operations
Lease operating expenses (2)	$5,792
General and administrative expenses (3)	804
Total operating lease costs	6,596

Total lease costs	$63,796

(1) Represents short-term lease capital expenditures related to drilling rigs, completions equipment and other equipment ancillary to the drilling and completion of wells.
(2) Includes $2.1 million of lease costs and $0.1 million of variable costs associated with operating leases.
(3) Includes $0.4 million of lease costs and $0.3 million of variable costs associated with operating leases, as well as $0.1 million of sublease income.

Supplemental cash flow information related to operating leases for the three months ended March 31, 2019, was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$(2,852)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$283

Supplemental balance sheet information related to operating leases as of March 31, 2019, were as follows (in thousands, except lease term and discount rate):

	Classification	As of March 31, 2019
Operating Leases
Operating lease right-of-use assets	Other non-current assets	$23,877
Current operating lease liabilities	Accounts payable and accrued liabilities	9,987
Non-current operating lease liabilities	Other non-current liabilities	19,628
Total operating lease liabilities		$29,615

Weighted Average Remaining Lease Term in Years
Operating Leases		5.8
Weighted Average Discount Rate
Operating Leases		4.7%

As of March 31, 2019, the Company had an insignificant amount of additional operating leases that have not yet commenced, of which none included involvement with the construction or design of the underlying asset.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, which requires lessee recognition on the balance sheet of a right of use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statements of cash flows. It is effective for fiscal years commencing after December 15, 2018. The FASB subsequently issued ASU No. 2017-13, ASU No. 2018-01, ASU No. 2018-10, ASU No. 2018-11 and ASU No. 2019-01, which provided additional implementation guidance. The Company adopted the accounting standard using a modified retrospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Company has elected the package of practical expedients permitted under the transition guidance with the new standard, which among other things, requires no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for existing leases upon adoption. The Company has also elected the optional practical expedient permitted under the transition guidance within the new standard related to land easements that allows it to carry forward its current accounting treatment for land easements on existing agreements upon adoption. The Company made an accounting policy election to keep leases with an initial term of twelve months or less off of the consolidated balance sheet.

The adoption of this guidance resulted in the recognition of right-of-use ("ROU") assets of approximately $26.3 million, and current and non-current lease liabilities for operating leases of approximately $10.1 million and $21.1 million, respectively, as of January 1, 2019, including immaterial reclassifications of prepaid rent, deferred rent and lease incentive liability balances. The adoption of this guidance did not have a material impact to the Company's cash flows from operating, investing, or financing activities.

In August 2018, the FASB issued Accounting Standards Update ASU No. 2018-13, which improves the disclosure requirements on fair value measurements. For public entities, the new guidance is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that reporting period. The Company is currently evaluating this new standard to determine the potential impact to its financial statements and related disclosures.

Other than as disclosed above or in the Company’s Annual Report, there are no other accounting standards applicable to the Company that would have a material effect on the Company’s consolidated financial statements and related disclosures that have been issued but not yet adopted by the Company through the date of this filing.

Note 3—Acquisitions and Divestitures

March 2019 Divestiture

On March 27, 2019, the Company completed the sale of its interests in approximately 5,000 net acres of leasehold and producing properties for aggregate sales proceeds of approximately $22.4 million. The effective date for the March 2019 Divestiture was July 1, 2018 with purchase price adjustments calculated as of the closing date of $5.9 million, resulting in net proceeds of $16.5 million. No gain or loss was recognized for the March 2019 Divestiture. The Company continues to explore divestitures, as part of our ongoing initiative to divest of non-strategic assets.

December 2018 Divestitures

In December 2018, the Company completed various sales of its interests in approximately 31,200 net acres of leasehold and primarily non-producing properties, for aggregate sales proceeds of approximately $8.5 million, subject to customary purchase price adjustments, and recognized a loss of $6.1 million for the year ended December 31, 2018.

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

Note 4—Long‑Term Debt

As of the dates indicated, the Company’s long‑term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Credit facility due August 16, 2022 (or an earlier time as set forth in the credit facility)	$325,000	$285,000
2024 Senior Notes due May 15, 2024	400,000	400,000
2026 Senior Notes due February 1, 2026	714,223	750,000
Unamortized debt issuance costs on Senior Notes	(16,253)	(17,341)
Total long-term debt	1,422,970	1,417,659
Less: current portion of long-term debt	—	—
Total long-term debt, net of current portion	$1,422,970	$1,417,659

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

In January 2019, the Company amended its revolving credit facility to permit prepayments and redemptions of its unsecured bonds, subject to certain term, conditions and financial thresholds.

As of March 31, 2019, the credit facility was subject to a borrowing base of $1.2 billion, subject to current elected commitments of $650.0 million. As of March 31, 2019 and December 31, 2018, the Company had outstanding borrowings of $325.0 million and $285.0 million, respectively. As of March 31, 2019 and December 31, 2018, the Company had standby letters of credit of $35.7 million, which reduces the availability of the undrawn borrowing base. At March 31, 2019, the undrawn balance under the credit facility was $325.0 million. As of the date of this filing, the Company has $375.0 million borrowings outstanding under the credit facility.

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

The credit facility also contains financial covenants requiring the Company to comply with a current ratio of its consolidated current assets (includes availability under the revolving credit facility and unrestricted cash and excludes derivative assets) to its consolidated current liabilities (excludes obligations under the revolving credit facility, senior notes and certain derivative liabilities), of not less than 1.0 to 1.0 and to maintain, on the last day of each quarter, a ratio of consolidated debt less cash balances to its consolidated EBITDAX (EBITDAX is defined as net income adjusted for certain cash and non-cash items including DD&A, exploration expense, gains/losses on derivative instruments, amortization of certain debt issuance costs, non-cash compensation expense, interest expense and prepayment premiums on extinguishment of debt) for the four fiscal quarter period most recently ended, of not greater than 4.0:1.0. The Company was in compliance with all financial covenants under the credit facility as of March 31, 2019 and through the filing of this report.

Any borrowings under the credit facility are collateralized by substantially all of the assets of the Company and certain of its subsidiaries, including oil and gas properties, personal property and the equity interests of those subsidiaries. The Company has entered into oil and natural gas hedging transactions with several counterparties that are also lenders under the credit facility. The Company’s obligations under these hedging contracts are secured by the collateral securing the credit facility. Elevation is a separate entity and the assets and credit of Elevation are not available to satisfy the debts and other obligations of the Company or its other subsidiaries. As of March 31, 2019, $90.9 million of cash was held by Elevation and is earmarked for construction of pipeline infrastructure to serve the development of acreage in its Hawkeye and Southwest Wattenberg areas.

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

Debt Issuance Costs

As of March 31, 2019, the Company had debt issuance costs, net of accumulated amortization, of $3.0 million related to its credit facility which has been reflected on the Company’s balance sheet within the line item other non‑current assets. As of March 31, 2019, the Company had debt issuance costs, net of accumulated amortization, of $16.3 million related to its 2024 and 2026 Senior Notes (collectively, the "Senior Notes") which has been reflected on the Company's consolidated balance sheet within the line item Senior Notes, net of unamortized debt issuance costs. Debt issuance costs include origination, legal, engineering and other fees incurred in connection with the Company’s credit facility and Senior Notes. For the three months ended March 31, 2019, the Company recorded amortization expense related to debt issuance costs of $1.5 million as compared to $10.4 million for the three months ended March 31, 2018. Debt issuance costs for the three months ended March 31, 2018 included $9.4 million of acceleration of amortization expense upon the repayment of the Company's 2021 Senior Notes. The repayment of the Company's 2021 Senior Notes had no impact to amortization expense for the three months ended March 31, 2019.

Interest Incurred on Long‑Term Debt

For the three months ended March 31, 2019, the Company incurred interest expense on long‑term debt of $20.8 million as compared to $19.9 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, the Company capitalized interest expense on long term debt of $2.0 million as compared to $2.6 million for the three months ended March 31, 2018, which has been reflected in the Company’s condensed consolidated financial statements. Also included in interest expense for the three months ended March 31, 2018 was a make-whole premium of $35.6 million related to the Company's repayment of its 2021 Senior Notes in January and February 2018. The repayment of the Company's 2021 Senior Notes had no impact to interest expense for the three months ended March 31, 2019.

Senior Note Repurchase Program

On January 4, 2019, the Board of Directors authorized a program, subject to the amendment to the Company's revolving credit facility, to repurchase up to $100.0 million of the Company’s Senior Notes. The Company’s Senior Notes Repurchase Program does not obligate it to acquire any specific nominal amount of Senior Notes. For the three months ended March 31, 2019, the Company repurchased 2026 Senior Notes with a nominal value of $35.8 million for $28.5 million in connection with the Senior Notes Repurchase Program. Interest expense for the three months ended March 31, 2019 included $7.3 million of gain on debt repurchase, related to the Company's Senior Note Repurchase Program. The Senior Note Repurchase Program had no impact to interest expense for three months ended March 31, 2018. Subsequent to March 31, 2019 through the date of this filing, the Company repurchased 2026 Senior Notes with a nominal value of $11.0 million for $8.4 million in connection with the Senior Notes Repurchase Program.

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company’s derivative contracts are currently with eleven counterparties. The Company has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparties in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. There are no credit risk related contingent features or circumstances in which the features could be triggered in derivative instruments that are in a net liability position at the end of the reporting period.

The Company’s commodity derivative contracts as of March 31, 2019 are summarized below:

	2019	2020	2021
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	5,550,000	2,400,000	—
Weighted average fixed price ($/Bbl)	$55.69	$60.01	$—
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	4,200,000	8,100,000	1,200,000
Weighted average purchased put price ($/Bbl)	$53.34	$54.30	$55.00
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	4,200,000	8,100,000	1,200,000
Weighted average sold call price ($/Bbl)	$61.68	$61.75	$63.05
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	6,175,000	10,500,000	1,200,000
Weighted average sold put price ($/Bbl)	$41.45	$42.51	$43.00
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	27,000,000	11,400,000	—
Weighted average fixed price ($/MMBtu)	$2.75	$2.74	$—
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	—	600,000	—
Weighted average purchased put price ($/MMBtu)	$—	$2.90	$—
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	—	600,000	—
Weighted average sold call price ($/MMBtu)	$—	$3.48	$—
CIG Basis Gas Swaps:
Notional volume (MMBtu)	28,800,000	21,600,000	$—
Weighted average fixed basis price ($/MMBtu)	$(0.74)	$(0.62)	—

The following tables detail the fair value of the Company’s derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for the presentation in the condensed consolidated balance sheets (in thousands):

	As of March 31, 2019
Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offsets in the Balance Sheet(1)	Net Amounts of Assets and Liabilities Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet(2)	Net Amounts(3)
Current assets (4)	$42,708	$(42,482)	$226	$(388)	$226
Non-current assets	$44,196	$(43,808)	$388	$—	$—
Current liabilities (4)	$(91,840)	$42,482	$(49,358)	$388	$(54,846)
Non-current liabilities	$(49,684)	$43,808	$(5,876)	$—	$—

	As of December 31, 2018
Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offsets in the Balance Sheet(1)	Net Amounts of Assets and Liabilities Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet(2)	Net Amounts(3)
Current assets (5)	$115,852	$(66,945)	$48,907	$(192)	$57,147
Non-current assets	$17,217	$(8,785)	$8,432	$—	$—
Current liabilities (5)	$(67,141)	$66,945	$(196)	$192	$(4)
Non-current liabilities	$(8,785)	$8,785	$—	$—	$—

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

(4)
Gross current liabilities include a deferred premium liability of $5.6 million related to the Company's deferred premiums. Gross current assets include a deferred premium asset of $0.8 million related to the Company's deferred premiums.

(5)
Gross current liabilities include a deferred premium liability of $7.7 million related to the Company's deferred put premiums. Gross current assets include a deferred premium asset of $0.8 million related to the Company's deferred put premiums.

The table below sets forth the commodity derivatives loss for the three months ended March 31, 2019 and 2018 (in thousands). Commodity derivatives loss is included under the other income (expense) line item in the condensed consolidated statements of operations.

	For the Three Months Ended March 31,
	2019	2018
Commodity derivatives loss	$(122,091)	$(50,328)

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

The following table summarizes the activities of the Company’s asset retirement obligations for the period indicated (in thousands):

For the Three Months Ended March 31, 2019
Balance beginning of period	$69,791
Liabilities incurred or acquired	105
Liabilities settled	(4,983)
Revisions in estimated cash flows	3,895
Accretion expense	1,231
Balance end of period	$70,039

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2019 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative assets	$—	$614	$—	$614
Financial Liabilities:
Commodity derivative liabilities	$—	$55,234	$—	$55,234

	Fair Value Measurements at December 31, 2018 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative assets	$—	$57,339	$—	$57,339
Financial Liabilities:
Commodity derivative liabilities	$—	$196	$—	$196

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (discussed above) and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities. The carrying amount of the Company’s credit facility approximated fair value as it bears interest at variable rates over the term of the loan. The fair values of the 2024 Senior Notes and 2026 Senior Notes were derived from available market data. As such, the Company has classified the 2024 Senior Notes and 2026 Senior Notes as Level 2. Please refer to Note 4 - Long‑Term Debt for further information. The Company’s policy is to recognize transfers between levels at the end of the period. This disclosure (in thousands) does not impact the Company’s financial position, results of operations or cash flows.

	At March 31, 2019		At December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Facility	$325,000	$325,000	$285,000	$285,000
2024 Senior Notes(1)	$394,099	$335,000	$393,866	$330,000
2026 Senior Notes(2)	$703,871	$553,523	$738,793	$558,750

(1)	The carrying amount of the 2024 Senior Notes includes unamortized debt issuance costs of $5.9 million and $6.1 million as of March 31, 2019 and December 31, 2018, respectively.

(2)
The carrying amount of the 2026 Senior Notes includes unamortized debt issuance costs of $10.4 million and $11.2 million unamortized debt issuance costs as of March 31, 2019 and December 31, 2018, respectively.

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

The Company utilizes fair value on a non-recurring basis to review its proved oil and gas properties for potential impairment when events and circumstances indicate, and at least annually, a possible decline in the recoverability of the carrying value of such property. The Company uses an income approach analysis based on the net discounted future cash flows of producing property. The future cash flows are based on Management’s estimates for the future. Unobservable inputs include estimates of oil and gas production, as the case may be, from the Company’s reserve reports, commodity prices based on the sales contract terms and forward price curves, operating and development costs and a discount rate based on a market-based weighted average cost of capital (all of which are Level 3 inputs within the fair value hierarchy). For the three months ended March 31, 2019, the Company recognized $8.2 million in impairment expense on its proved oil and gas properties related to impairment of assets in its northern field. The fair value did not exceed the Company's carrying amount associated with its proved oil and gas properties in its northern field. No impairment expense was recognized for the three months ended March 31, 2018 on proved oil and gas properties.

The Company’s other non-recurring fair value measurements include the purchase price allocations for the fair value of assets and liabilities acquired through business combinations. The fair value of assets and liabilities acquired through business combinations is calculated using a discounted cash flow approach using level 3 inputs. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including risk-adjusted oil and gas reserves, commodity prices, development costs and operating costs, based on market participant assumptions. The fair value of assets or liabilities associated with purchase price allocations is on a non-recurring basis and is not measured in periods after initial recognition.

Note 8—Income Taxes

The Company computes an estimated annual effective rate each quarter based on the current and forecasted operating results. The income tax expense or benefit associated with the interim period is computed using the most recent estimated annual effective rate applied to the year-to-date ordinary income or loss, plus the tax effect of any significant discrete or infrequently occurring items recorded during the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income (loss) for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent differences and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, and additional information becomes known or as the tax environment changes.

The effective combined U.S. federal and state income tax rate for the three months ended March 31, 2019 was 23.6%. During the three months ended March 31, 2019, the Company recognized income tax benefit of $29.0 million. The effective rate for the three months ended March 31, 2019 differs from the statutory U.S. federal income tax rate of 21.0% primarily due to state income taxes and estimated permanent differences. The most significant difference during the three months ended March 31, 2019 was a discrete item regarding the tax deficiency of the stock-based compensation compared to the compensation recognized for financial reporting purposes. The Company anticipates the potential for increased periodic volatility in future effective tax rates from the impact of stock-based compensation tax deductions as they are treated as discrete tax items.

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

The Company recorded $6.9 million of stock-based compensation costs related to RSUs for the three months ended March 31, 2019, as compared to $6.0 million for the three months ended March 31, 2018. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of March 31, 2019, there was $25.1 million of total unrecognized compensation cost related to the unvested RSUs granted to certain directors, officers and employees that is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes the RSU activity from January 1, 2019 through March 31, 2019 and provides information for RSUs outstanding at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2019	3,102,335	$16.91
Granted	26,400	$4.32
Forfeited	(10,825)	$13.64
Vested	(345,334)	$13.76
Non-vested RSUs at March 31, 2019	2,772,576	$17.20

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

The Company recorded $3.8 million of stock-based compensation costs related to the stock options for the three months ended March 31, 2019, as compared to $3.7 million for the three months ended March 31, 2018. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of March 31, 2019, there was $8.4 million of unrecognized compensation cost related to the stock options that is expected to be recognized over a weighted average period of 0.6 years.

The following table summarizes the stock option activity from January 1, 2019 through March 31, 2019 and provides information for stock options outstanding at the dates indicated.

	Number of Options	Weighted Average Exercise Price
Non-vested Stock Options at January 1, 2019	1,748,148	$18.50
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Non-vested Stock Options at March 31, 2019	1,748,148	$18.50

Performance Stock Awards

The Company granted performance stock awards ("PSAs") to certain executives under the LTIP in October 2017 and March 2018. The number of shares of the Company's common stock that may be issued to settle PSAs ranges from zero to one times the number of PSAs awarded. Generally, the shares issued for PSAs are determined based on the satisfaction of a time-based vesting schedule and a weighting of one or more of the following: (i) absolute total stockholder return ("ATSR"), (ii) relative total stockholder return ("RTSR"), as compared to the Company's peer group and (iii) cash return on capital invested ("CROCI") measured over a three-year period and vest in their entirety at the end of the three-year measurement period. Any PSAs that have not vested at the end of the applicable measurement period are forfeited. The vesting criterion that is associated with the RTSR is based on a comparison of the Company's total shareholder return for the measurement period compared to that of a group of peer companies for the same measurement period. As the ATSR and RTSR vesting criteria are linked to the Company's share price, they each are considered a market condition for purposes of calculating the grant-date fair value of the awards. The vesting criterion that is associated with the CROCI is considered a performance condition for purposes of calculating the grant-date fair value of the awards.

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

The Company recorded $1.5 million of stock-based compensation costs related to PSAs for the three months ended March 31, 2019. The Company recorded $1.1 million of stock-based compensation related to PSAs for the three months ended March 31, 2018. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. The outstanding and unvested shares were included in the condensed consolidated statement of stockholders' equity within the stock-based compensation line item. As of March 31, 2019, there was $7.6 million of total unrecognized compensation cost related to the unvested PSAs granted to certain executives that is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes the PSA activity from January 1, 2019 through March 31, 2019 and provides information for PSAs outstanding at the dates indicated.

	Number of Shares (1)	Weighted Average Grant Date Fair Value
Non-vested PSAs at January 1, 2019	2,794,083	$9.00
Granted	$—	$—
Forfeited	—	$—
Vested	—	$—
Non-vested PSAs at March 31, 2019	2,794,083	$9.00

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

The Company recorded $0.8 million of stock-based compensation costs related to Incentive RSUs for the three months ended March 31, 2019. The Company recorded $4.9 million of stock-based compensation costs related to Incentive RSUs for the three months ended March 31, 2018. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of March 31, 2019, there is no remaining unrecognized compensation costs related to the Incentive RSUs granted to certain employees.

The following table summarizes the Incentive RSU activity from January 1, 2019 through March 31, 2019 and provides information for Incentive RSUs outstanding at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Incentive RSUs at January 1, 2019	476,000	$20.45
Granted	—	$—
Forfeited	—	—
Vested	(476,000)	$20.45
Non-vested Incentive RSUs at March 31, 2019	—	—

Note 10—Earnings (Loss) Per Share

Basic earnings per share (“EPS”) includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.

The Company uses the “if-converted” method to determine potential dilutive effects of the Company’s outstanding Series A Preferred Stock (the “Series A Preferred Stock”) and the treasury method to determine the potential dilutive effects of outstanding restricted stock awards and stock options. The basic weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding for the three months ended March 31, 2019 and 2018.

The components of basic and diluted EPS were as follows (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2019	2018
Basic and Diluted Loss Per Share
Net Loss	$(94,032)	$(51,995)
Less: Noncontrolling Interest	(3,975)	—
Less: Adjustment to reflect Series A Preferred Stock dividends	(2,721)	(2,721)
Less: Adjustment to reflect accretion of Series A Preferred Stock discount	(1,596)	(1,438)
Adjusted net loss available to common shareholders, basic and diluted	$(102,324)	$(56,154)
Denominator:
Weighted average common shares outstanding, basic and diluted (1) (2)	170,702	174,213
Loss Per Common Share
Basic and diluted	$(0.60)	$(0.32)

(1)
For the three months ended March 31, 2019, 8,017,004 potentially dilutive shares were not included in the calculation above, as they had an anti-dilutive effect on EPS, including restricted stock awards and stock options outstanding. Additionally, 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded, as they would have had an anti-dilutive effect on EPS.

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

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not meet such commitments, the acreage positions or wells may be lost, or the Company may be required to pay damages if certain performance conditions are not met.

Leases

The Company has entered into operating leases for certain office facilities, compressors and office equipment. On January 1, 2019, the Company adopted ASC Topic 842, Leases, using the modified retrospective approach. Refer to Note 2—Leases for additional information.

Maturities of operating lease liabilities, associated with ROU assets and including imputed interest, as of March 31, 2019, were as follows (in thousands):

Operating Leases
2019 - remaining	$8,489
2020	7,596
2021	3,013
2022	2,196
2023	2,246
Thereafter	10,574
Total lease payments	34,114
Less imputed interest (1)	(4,499)
Present value of lease liabilities (2)	$29,615

(1) Calculated using the estimated interest rate for each lease.
(2) Of the total present value of lease liabilities, $10.0 million was recorded in "Accounts payable and accrued liabilities" and $19.6 million was recorded in "Other non-current liabilities" on the condensed consolidated balance sheets.

As of December 31, 2018, minimum future contractual payments for operating leases under the scope of ASC 840 for certain office facilities and drilling rigs are as follows (in thousands):

Operating Leases
2019 - remaining	$12,713
2020	3,371
2021	3,385
2022	3,360
2023	3,411
Thereafter	15,719
Total lease payments	$41,959

Drilling Rigs—Short-Term Leases

As of March 31, 2019, the Company was subject to commitments on three drilling rigs, contracted through May 2019, September 2019, and November 2019 respectively. In the event of early termination of these contracts, the Company would be obligated to pay an aggregate amount of approximately $8.2 million as of March 31, 2019, as required under the terms of the contracts. These costs are capitalized within proved oil and gas properties on the condensed consolidated balance sheets and are included as short-term lease costs in Note 2—Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements, Leases.

Delivery Commitments

As of March 31, 2019, the Company’s oil marketer was subject to a firm transportation agreement that commenced in November 2016 and has a ten-year term with a monthly minimum delivery commitment of 45,000 Bbl/d in year one, 55,800 Bbl/d in year two, 61,800 Bbl/d in years three through seven and 58,000 Bbl/d in years eight through ten. In May 2017, the Company amended its agreement with its oil marketer that requires it to sell all of its crude oil from an area of mutual interest in exchange for a make-whole provision that allows the Company to satisfy any minimum volume commitment deficiencies incurred by its oil marketer with future barrels of crude oil in excess of their minimum volume commitment through October 31, 2018. In December 2017, the Company extended the term of this agreement through October 31, 2019 and has posted a letter of credit in the amount of $35.0 million. The Company is currently in the process of amending and extending this agreement. The Company evaluates its contracts for loss contingencies and accrues for such losses, if the loss can be reasonably estimated and deemed probable.

The Company has two long-term crude oil gathering commitments with an unconsolidated subsidiary, in which the Company has a minority ownership interest, and a long-term gas gathering agreement with a third party midstream provider. The summary of these minimum volume commitments as of March 31, 2019, was as follows (in thousands):

	Oil (MBbl)	Gas (MMcf)	Total (MBOE)
2019 - Remaining	188	5,185	1,053
2020	293	33,550	5,884
2021	340	46,540	8,097
2022	300	49,758	8,593
2023	312	41,850	7,287
Thereafter	1,276	74,420	13,679
Total	2,709	251,303	44,593

The aggregate amount of estimated remaining payments under these agreements is $413.0 million.

Also, in collaboration with several other producers and a midstream provider, on December 15, 2016 and August 7, 2017, the Company agreed to participate in expansions of natural gas gathering and processing capacity in the DJ Basin. The plan includes two new processing plants as well as the expansion of related gathering systems. The first plant commenced operations in August 2018 and the second plant is expected to be completed by mid-2019, although the exact start-up date is undetermined at this time. The Company’s share of these commitments will require 51.5 and 20.6 MMcf per day, respectively, to be delivered after the plants' in-service dates for a period of seven years thereafter. The Company may be required to pay a shortfall fee for any volumes under these commitments. These contractual obligations can be reduced by the Company’s proportionate share of the collective volumes delivered to the plants by other third-party incremental volumes available to the midstream provider at the new facilities that are in excess of the total commitments. The Company is also required for the first three years of each contract to guarantee a certain target profit margin on these volumes sold. The Company also has a long-term gas gathering agreement with a third party midstream provider that will commence in or around January 2020 and has a term of ten years with an annual minimum volume commitment of 13.0 Bcf in years one through ten. We may be required to pay an annual shortfall fee for any volume deficiencies under this commitment, calculated based on the weighted average sales price during the corresponding annual period. Under its current drilling plans, the Company expects to meet these volume commitments.

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

Note 13—Segment Information

Beginning in the fourth quarter of 2018, the Company has two operating segments, (i) the exploration, development and production of oil, natural gas and NGL (the "exploration and production segment") and (ii) the construction and support of midstream assets to gather and process crude oil and gas production (the "gathering and facilities segment"). Prior to the fourth quarter of 2018, the Company had a single operating segment. The gathering systems and facilities operating segment is currently under development. Capital expenditures associated with gathering systems and facilities are being incurred to develop midstream infrastructure to support the Company's development of its oil and gas leasehold along with third-party activity.

The Company's exploration and production segment revenues are derived from third parties. The Company’s gathering and facilities segment is currently in the construction phase and no revenue generating activities have commenced.

Financial information of the Company's reportable segments was as follows for the three months ended March 31, 2019 and 2018 (in thousands).

	For the Three Months Ended March 31, 2019
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from external customers	$221,917	$—	$—	$221,917
Intersegment revenues	—	—	—	—
Total Revenues	$221,917	$—	$—	$221,917

Operating Expenses and Other Income (Expense):
Depletion, depreciation, amortization and accretion	$(118,751)	$(19)	$—	$(118,770)
Interest income	154	625	—	779
Interest expense	(13,008)	—	—	(13,008)
Earnings in unconsolidated subsidiaries	—	338	—	338
Subtotal Operating Expenses and Other Income (Expense):	$(131,605)	$944	$—	$(130,661)

Segment Assets	$3,813,513	$284,200	$(714)	$4,096,999
Capital Expenditures	$158,622	$58,863	$—	$217,485
Investment in Equity Method Investees	$—	$17,555	$—	$17,555
Segment EBITDAX	$138,339	$(152)	$—	$138,187

	For the Three Months Ended March 31, 2018
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from external customers	$230,215	$—	$—	$230,215
Intersegment revenues	—	—	—	—
Total Revenues	$230,215	$—	$—	$230,215

Operating Expenses and Other Income (Expense):
Depletion, depreciation, amortization and accretion	$(96,207)	$—	$—	$(96,207)
Interest income	49	—	—	49
Interest expense	(63,302)	—	—	(63,302)
Earnings in unconsolidated subsidiaries	—	339	—	339
Subtotal Operating Expenses and Other Income (Expense):	$(159,460)	$339	$—	$(159,121)

Segment Assets	$3,555,206	$9,993	$—	$3,565,199
Capital Expenditures	$247,704	$5,574	$—	$253,278
Investment in Equity Method Investees	$—	$8,172	$—	$8,172
Segment EBITDAX	$140,632	$339	$—	$140,971

The following table presents a reconciliation of Adjusted EBITDAX by segment to the GAAP financial measure of income (loss) before income taxes for the three months ended March 31, 2019 and 2018 (in thousands).

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Reconciliation of Adjusted EBITDAX to Loss Before Income Taxes
Exploration and production segment EBITDAX	$138,339	$140,632
Gathering and facilities segment EBITDAX	(152)	339
Subtotal of Reportable Segments	$138,187	$140,971
Less:
Depletion, depreciation, amortization and accretion	$(118,770)	$(96,207)
Impairment of long lived assets	(8,248)	—
Exploration expenses	(6,194)	(7,267)
Gain on sale of oil and gas properties	222	—
Loss on commodity derivatives	(122,091)	(50,328)
Settlements on commodity derivative instruments	10,329	23,253
Premiums paid for derivatives that settled during the period	9,549	2,506
Stock-based compensation expense	(13,008)	(15,721)
Amortization of debt issuance costs	(1,497)	(10,442)
Make-whole premium on 2021 Senior Notes	—	(35,600)
Gain on repurchase of 2026 Senior Notes	7,317	—
Interest expense	(18,828)	(17,260)
Loss Before Income Taxes	$(123,032)	$(66,095)

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

In addition to the other information and risk factors set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “Annual Report”) and in our other filings with the Securities Exchange Commission, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Other than as set forth in this Quarterly Report, there have been no material changes in our risk factors from those described in our Annual Report.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. MD&A should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1 of this Quarterly Report. The following information updates the discussion of the Company’s financial condition provided in its Annual Report and analyzes the changes in the results of operations between the three months ended March 31, 2019 and 2018.

EXECUTIVE SUMMARY

We are an independent oil and gas company focused on the acquisition, development and production of oil, natural gas and NGL reserves in the Rocky Mountain region, primarily in the Wattenberg Field of the DJ Basin. We have developed an oil, natural gas and NGL asset base of proved reserves, as well as a portfolio of development drilling opportunities on high resource‑potential leasehold on contiguous acreage blocks in some of the most productive areas of what we consider to be the core of the DJ Basin. We are focused on growing our proved reserves and production primarily through the development of our large inventory of identified liquids‑rich horizontal drilling locations, as well as the design and support of midstream assets to gather and process crude oil and gas production focused in the DJ Basin.

Financial Results

For the three months ended March 31, 2019, crude oil, natural gas and NGL sales, coupled with the impact of settled derivatives, decreased to $202.0 million as compared to $204.5 million in the same prior year period due to a decrease of $5.04 in realized price per BOE, including settled derivatives, partially offset by an increase in sales volumes of 1,037 MBoe.

For the three months ended March 31, 2019, we had net loss of $94.0 million as compared to net loss of $52.0 million for the three months ended March 31, 2018. The change to net loss for the three months ended March 31, 2019 from the three months ended March 31, 2018 was primarily driven by a decrease in sales revenues of $8.3 million, an increase in operating expenses of $28.0 million and an increase in commodity derivative loss of $71.8 million, partially offset by a decrease in interest expense of $50.3 million related to the redemption of the Company's 2021 Senior Notes during the three months ended March 31, 2018.

Adjusted EBITDAX was $138.2 million for the three months ended March 31, 2019 as compared to $141.0 million for the three months ended March 31, 2018, reflecting a 2.0% decrease. Adjusted EBITDAX is a non-GAAP financial measure. For a definition of Adjusted EBITDAX and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “—Adjusted EBITDAX.”

Operational Results

During the three months ended March 31, 2019, our aggregate drilling, completion, and leasehold capital expenditures, totaled $158.6 million, of which $139.5 million was drilling and completion additions and $19.1 million was leasehold and surface acreage additions. This excludes the impact of the increase in outstanding elections of $11.6 million. In addition, Elevation Midstream, LLC, our wholly owned midstream subsidiary, incurred $58.9 million of capital expenditures during the three months ended March 31, 2019. These capital expenditures are funded entirely by the Elevation Midstream, LLC Securities Purchase Agreement.

During the three months ended March 31, 2019, we drilled 31 gross (21 net) wells with an average length of approximately 6,900 feet and completed 40 gross (31 net) wells with an average lateral length of approximately 7,300 feet. We turned to sales 7 gross (6 net) wells with an average lateral length of approximately 9,500 feet. We also added 8 net drilled wells, 1 net completed well and 1 net well to sales during the period through strategic swaps, polling completion, etc.

Recent Developments

Senate Bill 19-181 "Protect Public Welfare Oil And Gas Operations"

On April 16, 2019, Senate Bill 19-181 (“SB181”) became law, increasing the regulatory authority of local governments in Colorado over the surface impacts of oil and gas development in a reasonable manner. Among other things, SB181 (i) repeals a prior law restricting local government land use authority over oil and gas mineral extraction areas to areas designated by the Colorado Oil and Gas Conservation Commission, (ii) directs the Colorado Air Quality Control Commission to review its leak detection and repair rules and to adopt rules to minimize emissions of certain air pollutants, (iii) clarifies that local governments have authority to regulate the siting of oil and gas locations in a reasonable manner, including the ability to inspect oil and gas facilities, impose fines for leaks, spills, and emissions, and impose fees on operators or owners to cover regulation and enforcement costs, (iv) allows local governments or oil and gas operators to request a technical review board to evaluate the effect of the local government’s preliminary or final determination on the operator’s application and (v) repeals an exemption for oil and gas production from counties’ authority to regulate noise. Although industry trade associations opposed SB181, management believes that Extraction can continue to successfully operate our business. However, the enactment of SB181 could lead to delays and additional costs to our business.

March 2019 Divestiture

              On March 27, 2019, we completed the sale of our interests in approximately 5,000 net acres of leasehold and producing properties primarily in Weld County, Colorado (the "March 2019 Divestiture") for aggregate sales proceeds of approximately $22.4 million. The effective date for the March 2019 Divestiture was July 1, 2018 with purchase price adjustments calculated as of the closing date of $5.9 million, resulting in net proceeds of $16.5 million. We continue to explore divestitures, as part of our ongoing initiative to divest of non-strategic assets.

January 2019 Credit Facility Amendment

On January 8, 2019, we amended our revolving credit facility to permit prepayments and redemptions of our unsecured bonds, subject to certain term, conditions and financial thresholds.

Senior Notes Repurchase Program

On January 4, 2019, our Board of Directors authorized a program, subject to the amendment to our revolving credit facility, to repurchase up to $100.0 million of our Senior Notes (“Senior Notes Repurchase Program”). Our Senior Notes Repurchase Program does not obligate us to acquire any specific nominal amount of Senior Notes. For the three months ended March 31, 2019, we repurchased 2026 Senior Notes with a nominal value of $35.8 million for $28.5 million in connection with the Senior Notes Repurchase Program. Subsequent to March 31, 2019 through the date of this filing, we repurchased 2026 Senior Notes with a nominal value of $11.0 million for $8.4 million in connection with the Senior Notes Repurchase Program.

Stock Repurchase Program

On November 19, 2018, we announced the Board of Directors had authorized a program to repurchase up to $100.0 million of our common stock ("Stock Repurchase Program"). On April 1, 2019, we announced the Board of Directors had authorized an extension and increase in our ongoing Stock Repurchase Program ("Extended Stock Repurchase Program"). We have purchased approximately 13.0 million shares of its common stock for $63.2 million under the Stock Repurchase Program, prior to the Extended Stock Repurchase Program. We are authorized to repurchase an incremental $100.0 million in common stock from the date of the Extended Stock Repurchase Program, bringing the total amount authorized to be repurchased to approximately $163.2 million. Our Stock Repurchase Program does not obligate us to acquire any specific number of shares and will expire on December 31, 2019. We intend to conduct any open market stock repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the three months ended March 31, 2019, we repurchased approximately 7.7 million shares of our common stock for $31.5 million. Subsequent to March 31, 2019 through the date of this filing, we repurchased approximately 1.3 million additional shares of our common stock for $5.5 million.

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

Sources of Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGL that are extracted from our natural gas during processing. Our oil, natural gas and NGL revenues do not include the effects of derivatives. For the three months ended March 31, 2019, our revenues were derived 75% from oil sales, 16% from natural gas sales and 9% from NGL sales. For the three months ended March 31, 2018, our revenues were derived 78% from oil sales, 11% from natural gas sales and 11% from NGL sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Sales Volumes

The following table presents historical sales volumes for our properties for the periods indicated:

	For the Three Months Ended
	March 31,
	2019	2018
Oil (MBbl)	3,583	3,245
Natural gas (MMcf)	13,959	10,404
NGL (MBbl)	1,327	1,220
Total (MBoe)	7,236	6,199
Average net sales (BOE/d)	80,401	68,874

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

Realized Prices on the Sale of Oil, Natural Gas and NGL

Our results of operations depend upon many factors, particularly the price of oil, natural gas and NGL and our ability to market our production effectively. Oil, natural gas and NGL prices are among the most volatile of all commodity prices. For example, during the period from January 1, 2014 to March 31, 2019, NYMEX West Texas Intermediate oil prices ranged from a high of $107.26 per Bbl to a low of $26.21 per Bbl. Average daily prices for NYMEX Henry Hub gas ranged from a high of $6.15 per MMBtu to a low of $1.64 per MMBtu during the same period. Declines in, and continued depression of, the price of oil and natural gas occurring during 2015 also during 2018 and 2019 are due to a combination of factors including increased U.S. supply, global economic concerns and geopolitical risks. These price variations can have a material impact on our financial results and capital expenditures.

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

	For the Three Months Ended
	March 31,
	2019	2018
Oil
NYMEX WTI High ($/Bbl)	$60.14	$66.14
NYMEX WTI Low ($/Bbl)	$46.54	$59.19
NYMEX WTI Average ($/Bbl)	$54.90	$62.89
Average Realized Price ($/Bbl)	$46.17	$55.56
Average Realized Price, with derivative settlements ($/Bbl)	$41.89	$45.53
Average Realized Price as a % of Average NYMEX WTI	84.1%	88.3%
Differential ($/Bbl) to Average NYMEX WTI	$(8.73)	$(7.33)
Natural Gas
NYMEX Henry Hub High ($/MMBtu)	$3.59	$3.63
NYMEX Henry Hub Low ($/MMBtu)	$2.55	$2.55
NYMEX Henry Hub Average ($/MMBtu)	$2.87	$2.85
NYMEX Henry Hub Average converted to a $/Mcf basis (factor of 1.1 to 1)	$3.16	$3.14
Average Realized Price ($/Mcf)	$2.57	$2.31
Average Realized Price, with derivative settlements ($/Mcf)	$2.25	$2.97
Average Realized Price as a % of Average NYMEX Henry Hub(1)	81.3%	73.6%
Differential ($/Mcf) to Average NYMEX Henry Hub	$(0.59)	$(0.83)
NGL
Average Realized Price ($/Bbl)	$15.53	$21.21
Average Realized Price as a % of Average NYMEX WTI	28.3%	33.7%
BOE
Average Realized Price per BOE	$30.67	$37.14
Average Realized Price per BOE with derivative settlements	$27.92	$32.98

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

We have historically been able to hedge our oil and natural gas production at prices that are significantly higher than current strip prices. However, in the current commodity price environment, our ability to enter into comparable derivative arrangements at favorable prices may be limited, and, we are not obligated to hedge a specific portion of our oil or natural gas production. The following summarizes our derivative positions related to crude oil and natural gas sales in effect as of March 31, 2019:

	2019	2020	2021
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	5,550,000	2,400,000	—
Weighted average fixed price ($/Bbl)	$55.69	$60.01	$—
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	4,200,000	8,100,000	1,200,000
Weighted average purchased put price ($/Bbl)	$53.34	$54.30	$55.00
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	4,200,000	8,100,000	1,200,000
Weighted average sold call price ($/Bbl)	$61.68	$61.75	$63.05
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	6,175,000	10,500,000	1,200,000
Weighted average sold put price ($/Bbl)	$41.45	$42.51	$43.00
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	27,000,000	11,400,000	—
Weighted average fixed price ($/MMBtu)	$2.75	$2.74	$—
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	—	600,000	—
Weighted average purchased put price ($/MMBtu)	$—	$2.90	$—
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	—	600,000	—
Weighted average sold call price ($/MMBtu)	$—	$3.48	$—
CIG Basis Gas Swaps:
Notional volume (MMBtu)	28,800,000	21,600,000	—
Weighted average fixed basis price ($/MMBtu)	$(0.74)	$(0.62)	$—

The following table summarizes our historical derivative positions and the settlement amounts for each of the periods indicated.

	For the Three Months Ended
	March 31,
	2019	2018
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	1,350,000	1,500,000
Weighted average fixed price ($/Bbl)	$54.58	$50.70
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	4,725,000	4,063,800
Weighted average purchased put price ($/Bbl)	$46.05	$42.20
NYMEX WTI Crude Purchased Calls:
Notional volume (Bbl)	5,100,000	285,000
Weighted average purchased call price ($/Bbl)	$63.40	$60.69
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	6,600,000	1,885,000
Weighted average sold call price ($/Bbl)	$62.17	$55.89
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	4,200,000	3,419,400
Weighted average sold put price ($/Bbl)	$43.35	$38.22
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	5,400,000	10,500,000
Weighted average fixed price ($/MMBtu)	$3.11	$3.31
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	3,600,000	600,000
Weighted average purchased put price ($/MMBtu)	$3.04	$3.00
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	3,600,000	600,000
Weighted average sold call price ($/MMBtu)	$3.46	$3.15
NYMEX HH Natural Gas Sold Puts:
Notional volume (MMBtu)	3,000,000	—
Weighted average sold put price ($/MMBtu)	$2.50	$—
CIG Basis Gas Swaps:
Notional volume (MMBtu)	9,400,000	7,075,000
Weighted average fixed basis price ($/MMBtu)	$(0.75)	$(0.33)
Total Amounts Received/(Paid) from Settlement (in thousands)	$(10,329)	$(23,253)
Cash provided by changes in Accounts Receivable and Accounts Payable related to Commodity Derivatives	$6,791	$960
Cash Settlements on Commodity Derivatives per Consolidated Statements of Cash Flows	$(3,538)	$(22,293)

Lease Operating Expenses

All direct and allocated indirect costs of lifting hydrocarbons from a producing formation to the surface constituting part of the current operating expenses of a working interest. Such costs include labor, superintendence, supplies, repairs, maintenance, water injection and disposal costs, allocated overhead charges, workover, insurance and other expenses incidental to production, but exclude lease acquisition or drilling or completion expenses. We are seeing increases in costs associated with equipment rental and services, related to the increase in commodity pricing during 2018 and the first quarter of 2019.

Capital Expenditures

For the three months ended March 31, 2019, we incurred approximately $139.5 million in drilling and completion capital expenditures, excluding the impact of an increase in outstanding elections of $9.2 million. For the three months ended March 31, 2019, we drilled 31 gross (21 net) wells with an average lateral length of approximately 6,900 feet and completed 40 gross (31 net) wells with an average lateral length of approximately 7,300 feet. We turned to sales 7 gross (6 net) wells with an average lateral length of approximately 9,500 feet. We also added 8 net drilled wells, 1 net completed well and 1 net well to sales during the period through strategic swaps, pooling completion, etc. In addition, we incurred approximately $19.1 million of leasehold and surface acreage additions, excluding the impact of the increase in outstanding elections of $2.4 million. In addition, Elevation Midstream, LLC, our wholly owned midstream subsidiary, incurred $58.9 million of capital expenditures during the three months ended March 31, 2019. These capital expenditures are funded entirely by the Elevation Midstream, LLC Securities Purchase Agreement.

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

Adjusted EBITDAX

Adjusted EBITDAX is not a measure of net income (loss) as determined by United States generally accepted accounting principles (“GAAP”). Adjusted EBITDAX is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDAX as net loss adjusted for certain cash and non-cash items, including depletion, depreciation, amortization and accretion (“DD&A”), impairment of long lived assets, exploration expenses, gain on sale of property and equipment, loss on commodity derivatives, settlements on commodity derivative instruments, premiums paid for derivatives that settled during the period, stock-based compensation expense, amortization of debt issuance costs, make-whole premiums, gain on repurchase of notes, interest expense, income tax benefit and non-recurring charges. Adjusted EBITDAX is also used to evaluate the performance of reportable segments. See Note 13 - Segment Information in Item 8 in this Annual Report for more information regarding the EBITDAX of reportable segments.

Management believes Adjusted EBITDAX is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above from net loss in arriving at Adjusted EBITDAX because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDAX should not be considered as an alternative to, or more meaningful than, net loss as determined in accordance with GAAP or as an indicator of our operating performance. Certain items excluded from Adjusted EBITDAX are significant components in understanding and assessing a company's financial performance, such as a company's cost of capital, hedging strategy and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDAX. Our computations of Adjusted EBITDAX may not be comparable to other similarly titled measure of other companies. We believe that Adjusted EBITDAX is a widely followed measure of operating performance. Additionally, our management team believes Adjusted EBITDAX is useful to an investor in evaluating our financial performance because this measure:

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

	For the Three Months Ended March 31,
	2019	2018
Reconciliation of Net Loss to Adjusted EBITDAX:
Net loss	$(94,032)	$(51,995)
Add back:
Depletion, depreciation, amortization and accretion	118,770	96,207
Impairment of long lived assets	8,248	—
Exploration expenses	6,194	7,267
Gain on sale of oil and gas properties	(222)	—
Loss on commodity derivatives	122,091	50,328
Settlements on commodity derivative instruments	(10,329)	(23,253)
Premiums paid for derivatives that settled during the period	(9,549)	(2,506)
Stock-based compensation expense	13,008	15,721
Amortization of debt issuance costs	1,497	10,442
Make-whole premium on 2021 Senior Notes	—	35,600
Gain on repurchase of 2026 Senior Notes	(7,317)	—
Interest expense	18,828	17,260
Income tax benefit	(29,000)	(14,100)
Adjusted EBITDAX	$138,187	$140,971

Items Affecting the Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

•
On January 1, 2019, we adopted ASC 842 - Leases. We adopted using the modified retrospective transition approach to apply the new standard to all leases entered into on or after January 1, 2019 and all existing leases. ASC 842 supersedes previous lease recognition requirements in ASC 840 and resulted in the recognition of $23.9 million of right-of-use assets and $29.6 million of lease liabilities on the condensed consolidated balance sheet as of March 31, 2019. See "Part I, Item 1, Note 2—Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements—Leases" for additional information.

Historical Results of Operations and Operating Expenses

Oil, Natural Gas and NGL Sales Revenues, Operating Expenses and Other Income (Expense).

The following table provides the components of our revenues, operating expenses, other income (expense) and net loss for the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
Revenues:
Oil sales	$165,424	$180,263
Natural gas sales	35,892	24,081
NGL sales	20,601	25,871
Total Revenues	221,917	230,215
Operating Expenses:
Lease operating expenses	21,857	20,703
Transportation and gathering	10,365	7,539
Production taxes	18,129	20,323
Exploration expenses	6,194	7,267
Depletion, depreciation, amortization and accretion	118,770	96,207
Impairment of long lived assets	8,248	—
Gain on sale of oil and gas properties	(222)	—
General and administrative expenses	27,652	30,969
Total Operating Expenses	210,993	183,008
Operating Income	10,924	47,207
Other Income (Expense):
Commodity derivatives loss	(122,091)	(50,328)
Interest expense	(13,008)	(63,302)
Other income	1,143	328
Total Other Income (Expense)	(133,956)	(113,302)
Loss Before Income Taxes	(123,032)	(66,095)
Income tax benefit	29,000	14,100
Net Loss	$(94,032)	$(51,995)

The following table provides a summary of our sales volumes, average prices and operating expenses on a per BOE basis for the periods indicated:

	For the Three Months Ended
	March 31,
	2019	2018
Sales (MBoe):	7,236	6,199
Oil sales (MBbl)	3,583	3,245
Natural gas sales (MMcf)	13,959	10,404
NGL sales (MBbl)	1,327	1,220
Sales (BOE/d):	80,401	68,874
Oil sales (Bbl/d)	39,809	36,052
Natural gas sales (Mcf/d)	155,103	115,602
NGL sales (Bbl/d)	14,742	13,554
Average sales prices(1):
Oil sales (per Bbl)	$46.17	$55.56
Oil sales with derivative settlements (per Bbl)	41.89	45.53
Natural gas sales (per Mcf)	2.57	2.31
Natural gas sales with derivative settlements (per Mcf)	2.25	2.97
NGL sales (per Bbl)	15.53	21.21
Average price (per BOE)	30.67	37.14
Average price with derivative settlements (per BOE)	27.92	32.98
Expense per BOE:
Lease operating expenses	$3.02	$3.34
Transportation and gathering	1.43	1.22
Production taxes	2.51	3.28
Exploration expenses	0.86	1.17
Depletion, depreciation, amortization and accretion	16.41	15.52
Impairment of long lived assets	1.14	—
General and administrative expenses	3.82	5.00
Cash general and administrative expenses	2.02	2.46
Stock-based compensation	1.80	2.54
Total operating expenses per BOE	$29.19	$29.53

(1)
Average prices shown in the table reflect prices both before and after the effects of our settlements of our commodity derivative contracts. Our calculation of such effects includes both gains and losses on settlements for commodity derivatives and amortization of premiums paid or received on options that settled during the period.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Oil sales revenues. Crude oil sales revenues decreased by $14.9 million to $165.4 million for the three months ended March 31, 2019 as compared to crude oil sales of $180.3 million for the three months ended March 31, 2018. An increase in sales volumes between these periods contributed an $18.7 million positive impact, while a decrease in crude oil prices contributed a $33.6 million negative impact.

For the three months ended March 31, 2019, our crude oil sales averaged 39.8 MBbl/d. Our crude oil sales volume increased 10% to 3,583 MBbl for the three months ended March 31, 2019 compared to 3,245 MBbl for the three months ended March 31, 2018. The volume increase is primarily due to an increase in production from the completion of 152 gross wells from April 1, 2018 to March 31, 2019, partially offset by the natural decline of our existing properties.

The average price we realized on the sale of crude oil was $46.17 per Bbl for the three months ended March 31, 2019 compared to $55.56 per Bbl for the three months ended March 31, 2018.

Natural gas sales revenues. Natural gas sales revenues increased by $11.8 million to $35.9 million for the three months ended March 31, 2019 as compared to natural gas sales revenues of $24.1 million for the three months ended March 31, 2018. An increase in sales volumes between these periods contributed an $8.2 million positive impact, while an increase in natural gas prices contributed a $3.6 million positive impact.

For the three months ended March 31, 2019, our natural gas sales averaged 155.1 MMcf/d. Natural gas sales volumes increased by 34% to 13,959 MMcf for the three months ended March 31, 2019 as compared to 10,404 MMcf for the three months ended March 31, 2018. The volume increase is primarily due to the completion of 152 gross wells from April 1, 2018 to March 31, 2019, partially offset by the natural decline on existing producing properties.

The average price we realized on the sale of our natural gas was $2.57 per Mcf for the three months ended March 31, 2019 compared to $2.31 per Mcf for the three months ended March 31, 2018.

NGL sales revenues. NGL sales revenues decreased by $5.3 million to $20.6 million for the three months ended March 31, 2019 as compared to NGL sales revenues of $25.9 million for the three months ended March 31, 2018. An increase in sales volumes between these periods contributed a $2.3 million positive impact, while a decrease in price contributed a $7.6 million negative impact.

For the three months ended March 31, 2019, our NGL sales averaged 14.7 MBbl/d. NGL sales volumes increased by 9% to 1,327 MBbl for the three months ended March 31, 2019 as compared to 1,220 MBbl for the three months ended March 31, 2018. The volume increase is primarily due to the completion of 152 gross wells from April 1, 2018 to March 31, 2019, partially offset by the natural decline on existing producing properties. Our NGL sales are directly associated with our natural gas sales because our natural gas volumes are processed by third parties for both residue natural gas sales and NGL sales.

The average price we realized on the sale of our NGL was $15.53 per Bbl for the three months ended March 31, 2019 compared to $21.21 per Bbl for the three months ended March 31, 2018.

Lease operating expenses. Our LOE increased by $1.2 million to $21.9 million for the three months ended March 31, 2019, from $20.7 million for the three months ended March 31, 2018. The increase in LOE was primarily the result of an increase in producing wells and an increase in equipment rental and other service rates, partially offset by optimization of our field cost structure during the twelve months ended March 31, 2019.

On a per unit basis, LOE decreased to $3.02 per BOE sold for the three months ended March 31, 2019 from $3.34 per BOE for the three months ended March 31, 2018. The decrease in LOE per BOE is primarily a result of increased production volumes during the three months ended March 31, 2019.

Transportation and gathering. Our T&G expense increased by $2.9 million to $10.4 million for the three months ended March 31, 2019, from $7.5 million for the three months ended March 31, 2018. The increase in T&G was primarily due to adding more wells on fixed fee contracts for the three months ended March 31, 2019.

On a per unit basis, T&G increased to $1.43 per BOE sold for the three months ended March 31, 2019 compared to $1.22 per BOE sold for the three months ended March 31, 2018.

Production taxes. Our production taxes decreased by $2.2 million to $18.1 million for the three months ended March 31, 2019 as compared to $20.3 million for the three months ended March 31, 2018. The decrease is primarily attributable to decreased revenue as production taxes are calculated as a percentage of sales revenue. Production taxes as a percentage of sales revenue was 8.2% for the three months ended March 31, 2019 as compared to 8.8% for the three months ended March 31, 2018. The decrease in production taxes as a percentage of sales revenue relates to a decrease in the estimated ad valorem and severance tax rates for the three months ended March 31, 2019.

Exploration expenses. Our exploration expenses were $6.2 million for the three months ended March 31, 2019, which were primarily attributable to $0.4 million in expense for the extension of certain leases and $3.9 million in impairment expense related to the abandonment and impairment of unproved properties for the three months ended March 31, 2019. For the three months ended March 31, 2018, we recognized $7.3 million in exploration expenses.

Depletion, depreciation, amortization and accretion expense. Our DD&A expense increased $22.6 million to $118.8 million for the three months ended March 31, 2019 as compared to $96.2 million for the three months ended March 31, 2018. This increase is due to an increase in volumes sold for the three months ended March 31, 2019 as sales increased by approximately 1,037 MBoe. On a per unit basis, DD&A expense increased to $16.41 per BOE for the three months ended March 31, 2019 from $15.52 per BOE for the three months ended March 31, 2018.

Impairment of long lived assets. Our impairment expense of $8.2 million for the three months ended March 31, 2019 was related to impairment of the proved oil and gas properties in our northern field. The fair value did not exceed our carrying amount associated with the proved oil and gas properties in our northern field. No impairment expense was recognized for the three months ended March 31, 2018.

General and administrative expenses. General and administrative (“G&A”) expenses decreased by $3.3 million to $27.7 million for the three months ended March 31, 2019 as compared to $31.0 million for the three months ended March 31, 2018. This decrease is primarily due to a decrease in stock-based compensation expense recognized for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. On a per unit basis, G&A expense decreased to $3.82 per BOE sold for the three months ended March 31, 2019 from $5.00 per BOE sold for the three months ended March 31, 2018.

Our G&A expenses include the non‑cash expense for stock‑based compensation for equity awards granted to our employees and directors. For the three months ended March 31, 2019 and 2018, stock‑based compensation expense was $13.0 million and $15.7 million, respectively.

Commodity derivative loss. Primarily due to the increase in NYMEX crude oil futures prices at March 31, 2019 as compared to December 31, 2018 and change in fair value from the execution of new positions, we incurred a net loss on our commodity derivatives of $122.1 million for the three months ended March 31, 2019, including the amortization of premiums. Primarily due to the increase in NYMEX crude oil futures prices at March 31, 2018 as compared to December 31, 2017 and change in fair value from the execution of new positions, we incurred a net loss on our commodity derivatives of $50.3 million for the three months ended March 31, 2018, including the amortization of premiums. These gains and losses are a result of our hedging program, which is used to mitigate our exposure to commodity price fluctuations. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program in the future. Therefore, we expect our net income (loss) to reflect the volatility of commodity price forward markets. Our cash flow will only be affected upon settlement of the transactions at the current market prices at that time. During the three months ended March 31, 2019, we paid cash settlements of commodity derivatives totaling $10.3 million. During the three months ended March 31, 2018, we paid cash settlements of commodity derivatives totaling $23.3 million.

Interest expense. Interest expense consists of interest expense on our long-term debt and amortization of debt issuance costs, net of capitalized interest. For the three months ended March 31, 2019, we recognized interest expense of $13.0 million as compared to $63.3 million for the three months ended March 31, 2018, as a result of borrowings under our revolving credit facility, our 2021 Senior Notes, 2024 Senior Notes, our 2026 Senior Notes and the amortization of debt issuance costs.

We incurred interest expense for the three months ended March 31, 2019 of $20.8 million related to our 2024 Senior Notes, 2026 Senior Notes, and revolving credit facility. We incurred interest expense for the three months ended March 31, 2018 of approximately $19.9 million related to our revolving credit facility, our 2021 Senior Notes, 2024 Senior Notes, our 2026 Senior Notes, as well as a make-whole premium of $35.6 million related to our repayment of 2021 Senior Notes in January and February 2018. Also included in interest expense for the three months ended March 31, 2019 and 2018 was the amortization of debt issuance costs of $1.5 million and $10.4 million, respectively. Amortization expense for the three months ended March 31, 2018 includes $9.4 million of acceleration of amortization expense upon the repayment of the 2021 Senior Notes. For the three months ended March 31, 2019 and 2018, we capitalized interest expense of $2.0 million and $2.6 million, respectively. Interest expense for the three months ended March 31, 2019 also includes $7.3 million of gain on debt extinguishment upon the repurchase of our 2026 Senior Notes.

Income tax benefit. We recorded an income tax benefit of $29.0 million and $14.1 million for the three months ended March 31, 2019 and 2018, respectively. This resulted in an effective tax rate of approximately 23.6% and 21.3% for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rate for the three months ended March 31, 2019 and 2018 differs from the U.S. statutory income tax rates of 21.0% primarily due to the effects of state income taxes and estimated taxable permanent differences.

Gathering and facilities segment. The Company has two operating segments, (i) the exploration, development and production of oil, natural gas and NGL (the "exploration and production segment") and (ii) the construction and support of midstream assets to gather and process crude oil and gas production (the "gathering and facilities segment"). Prior to the fourth quarter of 2018, the Company had a single operating segment. The gathering systems and facilities operating segment is currently under development. Capital expenditures associated with gathering systems and facilities are being incurred to develop midstream infrastructure to support the Company's development of its oil and gas leasehold along with third-party activity and amounted to $58.9 million and $5.6 million for the three months ended March 31, 2019 and 2018, respectively.  Management expects that the first phase of the gathering systems and facilities will be operational at the end of the third quarter of 2019.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our revolving credit facility. Depending upon market conditions and other factors, we may also issue equity and debt securities if needed.

Historically, our primary sources of liquidity have been borrowings under our revolving credit facility, proceeds from notes offerings, equity provided by investors, including our management team, cash from the IPO and Private Placement, cash from the issuance of preferred units, cash flows from operations and divestitures. To date, our primary use of capital has been for the acquisition of oil and gas properties to increase our acreage position, as well as development and exploration of oil and gas properties. Our borrowings, net of unamortized debt issuance costs, were approximately $1,423.0 million and $1,417.7 million at March 31, 2019, and December 31, 2018, respectively. We also have other contractual commitments, which are described in Note 11 – Commitments and Contingencies in Part I, Item I, Financial Information of this Quarterly Report.

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

We currently have both a Stock Repurchase Program and a Senior Notes Repurchase Program in place. Spending under these programs during the three months ended March 31, 2019 was $60.0 million and we expect continued spending under these programs through 2019.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
Net cash provided by operating activities	$134,111	$119,254
Net cash used in investing activities	$(232,375)	$(265,085)
Net cash (used in) provided by financing activities	$(23,951)	$154,426

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net cash provided by operating activities. For the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, our net cash provided by operating activities increased by $14.9 million, primarily due to a decrease of $18.8 million on commodity derivative settlement payments. This was partially offset by a decrease in operating revenues, net of expenses, of $9.0 million from decreased sales prices, partially offset by an increase in sales volumes for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Additionally, there was an increase in distributions from unconsolidated subsidiaries of $1.4 million.

Net cash used in investing activities. For the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, our net cash used in investing activities decreased by $32.7 million primarily due to a decrease of $70.0 million used in drilling and completion activities, partially offset by an increase of $50.2 million used in gathering systems and facilities additions and other property and equipment additions. Additionally, there was an increase in the sale of oil and gas properties of $16.5 million during the three months ended March 31, 2019.

Net cash (used in) provided by financing activities. For the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, our net cash (used in) provided by financing activities decreased by $178.4 million, as a result of a decrease of $739.7 million from the issuance of the 2026 Senior Notes, partially offset by an increase from redemption of the 2021 Senior Notes for $585.6 million, including a make-whole premium of $35.6 million. Additionally, there was an increase of the repurchase of common stock of $29.9 million, as result of our Share Repurchase Program, during the three months ended March 31, 2019.

Working Capital

Our working capital surplus (deficit) was $(172.7) million and $62.2 million at March 31, 2019 and December 31, 2018, respectively. Our cash balances totaled $112.8 million and $235.0 million at March 31, 2019 and December 31, 2018, respectively.

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

Debt Arrangements

Our revolving credit facility has a maximum credit amount of $1.5 billion, subject to a borrowing base of $1.2 billion, subject to the current elected commitments of $650.0 million, and certain of our current and future subsidiaries are or will be guarantors under such facility. Amounts repaid under our revolving credit facility may be re-borrowed from time to time, subject to the terms of the facility. For more information on the revolving credit facility, please see Note 4 — Long-Term Debt in Part 1, Item 1. Financial Information of this Quarterly Report. The revolving credit facility is secured by liens on substantially all of our properties.

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

Revolving Credit Facility

The amount available to be borrowed under our revolving credit facility is subject to a borrowing base that is redetermined semiannually on each May 1 and November 1, and will depend on the volumes of our proved oil and gas reserves and estimated cash flows from these reserves and other information deemed relevant by the administrative agent under our revolving credit facility. As of March 31, 2019, the borrowing base was $1.2 billion, subject to current elected commitments of $650.0 million.
Principal amounts borrowed will be payable on the maturity date, and interest will be payable quarterly for alternate base rate loans and at the end of the applicable interest period for Eurodollar loans. We have a choice of borrowing in Eurodollars or at the alternate base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the product of: (a) the LIBOR rate, multiplied by (b) a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the reserve percentages (expressed as a decimal) on such date at which the administrative agent under our revolving credit facility is required to maintain reserves on ‘Eurocurrency Liabilities’ as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 200 to 300 basis points, depending on the percentage of our borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the adjusted one-month LIBOR rate (as calculated above) plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the percentage of our borrowing base utilized. As of March 31, 2019, we had $375.0 million of outstanding borrowings under our revolving credit facility. We may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.
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

2021 Senior Notes

In July 2016, we closed a private offering of our 2021 Senior Notes that resulted in net proceeds of approximately $537.2 million. Our 2021 Senior Notes bore interest at an annual rate of 7.875% and would have matured on July 15, 2021.

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

2026 Senior Notes

On January 25, 2018, we closed a private offering of our 2026 Senior Notes that resulted in net proceeds of approximately $737.9 million. Our 2026 Senior Notes bear interest at an annual rate of 5.625%. Interest on the 2026 Senior Notes is payable on February 1 and August 1 of each year, and the first interest payment was made on August 1, 2018. Our 2026 Senior Notes will mature on February 1, 2026. As of the date of this filing, we have repurchased 2026 Senior Notes with a nominal value of $46.8 million for $36.9 million in connection with the Senior Notes Repurchase Program.

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

Elevation Preferred Units

On July 3, 2018, Elevation entered into the Securities Purchase Agreement with the Purchaser, pursuant to which Elevation agreed to sell 150,000 Elevation Preferred Units at a price of $990 per Elevation Preferred Unit with an aggregate liquidation preference of $150.0 million, in a transaction exempt from the registration requirements under the Securities Act. The Private Placement closed on July 3, 2018 and resulted in net proceeds of approximately $141.9 million, $25.4 million of which was a reimbursement for previously incurred midstream capital expenditures and general and administrative expenses. These Elevation Preferred Units are non-recourse to Extraction, minimizing risk to our common shareholders, and represent the noncontrolling interest presented on the condensed consolidated statement of changes in stockholders' equity. Elevation is a separate entity and the assets and credit of Elevation are not available to satisfy the debts and other obligations of the Company or its other subsidiaries. As of March 31, 2019, $90.9 million of cash was held by Elevation and is earmarked for construction of pipeline infrastructure to serve the development of acreage in its Hawkeye and Southwest Wattenberg areas.

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

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

Please read Note 2 of the notes to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for a detailed list of recent accounting pronouncements.

Impact of Inflation/Deflation and Pricing

All of our transactions are denominated in U.S. dollars. Typically, as prices for oil and natural gas increase, associated costs rise. Conversely, as prices for oil and natural gas decrease, costs decline. Cost declines tend to lag and may not adjust downward in proportion to decline commodity prices. Historically, field-level prices received for our oil and natural gas production have been volatile. During the year ended December 31, 2018, commodity prices increased during the first, second and third quarter, and subsequently decreased in the fourth quarter, while during the years ended December 31, 2017 and 2016, commodity prices generally increased. During the three months ended March 31, 2019, commodity prices increased. Changes in commodity prices impact our revenues, estimates of reserves, assessments of any impairment of oil and natural gas properties, as well as values of properties being acquired or sold. Price changes have the potential to affect our ability to raise capital, borrow money, and retain personnel.

Off‑Balance Sheet Arrangements

As of March 31, 2019, we did not have material off-balance sheet arrangements, except for our agreement with our oil marketer. Our oil marketer is subject to a firm transportation agreement with a make-whole provision that allows us to satisfy any minimum volume commitment deficiencies incurred by our oil marketer with future barrels of crude oil in excess of their minimum volume commitment through October 31, 2019. We are currently in the process of amending and extending this agreement. Please see Note 11 – Commitments and Contingencies in Part 1, Item 1 of this Quarterly Report.

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

To reduce the impact of fluctuations in oil and natural gas prices on our revenues, we have periodically entered into commodity derivative contracts with respect to certain of our oil and natural gas production through various transactions that limit the downside of future prices received. We plan to continue our practice of entering into such transactions to reduce the impact of commodity price volatility on our cash flow from operations. Future transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. These hedging activities are intended to support oil prices at targeted levels and to manage our exposure to oil price fluctuations.

The following tables present our derivative positions related to crude oil and natural gas sales in effect as of March 31, 2019:

	2019	2020	2021
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	5,550,000	2,400,000	—
Weighted average fixed price ($/Bbl)	$55.69	$60.01	$—
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	4,200,000	8,100,000	1,200,000
Weighted average purchased put price ($/Bbl)	$53.34	$54.30	$55.00
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	4,200,000	8,100,000	1,200,000
Weighted average sold call price ($/Bbl)	$61.68	$61.75	$63.05
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	6,175,000	10,500,000	1,200,000
Weighted average sold put price ($/Bbl)	$41.45	$42.51	$43.00
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	27,000,000	11,400,000	—
Weighted average fixed price ($/MMBtu)	$2.75	$2.74	$—
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	—	600,000	—
Weighted average purchased put price ($/MMBtu)	$—	$2.90	$—
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	—	600,000	—
Weighted average sold call price ($/MMBtu)	$—	$3.48	$—
CIG Basis Gas Swaps:
Notional volume (MMBtu)	28,800,000	21,600,000	—
Weighted average fixed basis price ($/MMBtu)	$(0.74)	$(0.62)	$—

As of March 31, 2019, the fair market value of our oil derivative contracts was a net liability of $49.7 million. Based on our open oil derivative positions at March 31, 2019, a 10% increase in the NYMEX WTI price would increase our net oil derivative liability by approximately $103.4 million, while a 10% decrease in the NYMEX WTI price would decrease our net oil derivative liability by approximately $92.8 million. As of March 31, 2019, the fair market value of our natural gas derivative contracts was a net liability of $4.9 million. Based upon our open commodity derivative positions at March 31, 2019, a 10% increase in the NYMEX Henry Hub price would increase our net natural gas derivative liability by approximately $7.5 million, while a 10% decrease in the NYMEX Henry Hub price would decrease our net natural gas derivative liability by approximately $7.6 million. Please see “—How We Evaluate Our Operations—Derivative Arrangements.”

Counterparty and Customer Credit Risk

Our cash and cash equivalents are exposed to concentrations of credit risk. We manage and control this risk by investing these funds with major financial institutions. We often have balances in excess of the federally insured limits.

We sell oil, natural gas and NGL to various types of customers, including pipelines and refineries. Credit is extended based on an evaluation of the customer’s financial conditions and historical payment record. The future availability of a ready market for oil, natural gas and NGL depends on numerous factors outside of our control, none of which can be predicted with certainty. For the three months ended March 31, 2019, we had certain major customers that exceeded 10% of total oil, natural gas and NGL revenues. We do not believe the loss of any single purchaser would materially impact our operating results because oil, natural gas and NGL are fungible products with well-established markets and numerous purchasers.

At March 31, 2019, we had commodity derivative contracts with eleven counterparties. We do not require collateral or other security from counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting agreements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review. For the three months ended March 31, 2019 and 2018, we did not incur any losses with respect to counterparty contracts. None of our existing derivative instrument contracts contain credit risk related contingent features.

Interest Rate Risk

At March 31, 2019, we had $325.0 million variable-rate debt outstanding. The impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $3.3 million per year. We may begin entering into interest rate swap arrangements on a portion of our outstanding debt to mitigate the risk of fluctuations in LIBOR if we have variable-rate debt outstanding in the future. Please see “—Liquidity and Capital Resources—Debt Arrangements.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described below and under Item 1A “Risk Factors”, included in our Annual Report on Form 10-K filed with the SEC on February 21, 2019. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

The enactment of Senate Bill 19-181 “Protect Public Welfare Oil And Gas Operations” increased the regulatory authority of local governments in Colorado over the surface impacts of oil and gas development, which could have a material adverse effect on our business.

On April 16, 2019, Senate Bill 19-181 (“SB181”) became law, increasing the regulatory authority of local governments in Colorado over the surface impacts of oil and gas development. Among other things, SB181 (i) repeals a prior law restricting local government land use authority over oil and gas mineral extraction areas to areas designated by the Colorado Oil and Gas Conservation Commission, (ii) directs the Colorado Air Quality Control Commission to review its leak detection and repair rules and to adopt rules to minimize emissions of certain air pollutants, (iii) clarifies that local governments have authority to regulate the siting of oil and gas locations, including the ability to inspect oil and gas facilities, impose fines for leaks, spills, and emissions, and impose fees on operators or owners to cover regulation and enforcement costs, (iv) allows local governments or oil and gas operators to request a technical review board to evaluate the effect of the local government’s preliminary or final determination on the operator’s application and (v) repeals an exemption for oil and gas production from counties’ authority to regulate noise. The enactment of SB181 could lead to delays and additional costs to our business.

Similar efforts to SB181 are likely to continue in the future, which, if successful, could result in dramatically reducing the area available for future oil and gas development in Colorado or outright banning oil and gas development in Colorado. We cannot predict the nature or outcome of future ballot initiatives, legislative actions or other similar efforts, or the effects of implementation of SB181 by local governments in Colorado. The enactment of SB181 may lead to delays and additional costs to our operations. Furthermore, if we are required to cease operating in any of the areas in which we now operate as the result of bans or moratoria on drilling or related oilfield services activities, it could have a material effect on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our share repurchase activity for each period presented:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in millions) (1)
January 1 - January 31, 2019	157,335(2)	$4.78	—	$73.8
February 1, 2019 - February 28, 2019	—	—	—	$73.8
March 1, 2019 - March 31, 2019	7,666,715	$4.10	7,666,715	$42.3
Total	7,824,050	$4.12	7,666,715	$42.3

(1)
On April 1, 2019, we announced an extension of our ongoing repurchase program until December 31, 2019 and an increase of the program to authorize repurchases up to an incremental amount of $100.0 million in common stock from the date of the extension, bringing the total amount authorized to be repurchased to approximately $163.2 million.

(2)	These shares were withheld to satisfy tax withholding payments related to incentive restricted stock unit awards that vested during the period.

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

Date: May 2, 2019.

Extraction Oil & Gas, Inc.

By:	/S/ MATTHEW R. OWENS
Matthew R. Owens
President and Acting Chief Executive Officer (principal executive officer)

By:	/S/ RUSSELL T. KELLEY, JR.
Russell T. Kelley, Jr.
Chief Financial Officer (principal financial officer)