Form 10-Q
period 2019-06-30
Extraction Oil & Gas, Inc.
filed 2019-08-01
CIK 1655020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 001-37907

EXTRACTION OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware		46-1473923
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

370 17th Street
Suite 5300
Denver,	Colorado	80202
(Address of principal executive offices)

(720) 557-8300

(Registrant’s telephone number, including area code)

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of July 30, 2019 was 137,742,118.

EXTRACTION OIL & GAS, INC.

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	4
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest for the three and six months ended June 30, 2019 and 2018	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018	8
	Notes to the Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	58
Item 4.	Controls and Procedures	61

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3.	Defaults upon Senior Securities	63
Item 4.	Mine Safety Disclosures	63
Item 5.	Other Information	63
Item 6.	Exhibits	64
	Signatures	65

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$35,907	$234,986
Accounts receivable
Trade	35,636	41,695
Oil, natural gas and NGL sales	86,024	91,225
Inventory and prepaid expenses	18,081	26,816
Commodity derivative asset	11,959	48,907
Assets held for sale	—	21,008
Total Current Assets	187,607	464,637
Property and Equipment (successful efforts method), at cost:
Proved oil and gas properties	4,349,144	3,916,622
Unproved oil and gas properties	595,281	609,284
Wells in progress	117,765	144,323
Less: accumulated depletion, depreciation and amortization	(1,388,727)	(1,152,590)
Net oil and gas properties	3,673,463	3,517,639
Gathering systems and facilities	241,939	114,469
Other property and equipment, net of accumulated depreciation	64,882	39,849
Net Property and Equipment	3,980,284	3,671,957
Non-Current Assets:
Commodity derivative asset	27,671	8,432
Other non-current assets	56,987	21,001
Total Non-Current Assets	84,658	29,433
Total Assets	$4,252,549	$4,166,027
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$280,470	$186,218
Revenue payable	94,310	117,344
Production taxes payable	120,964	57,516
Commodity derivative liability	3,541	196
Accrued interest payable	19,647	22,249
Asset retirement obligations	17,528	15,729
Liabilities related to assets held for sale	—	3,146
Total Current Liabilities	536,460	402,398
Non-Current Liabilities:
Credit facility	480,000	285,000
Senior Notes, net of unamortized debt issuance costs	1,084,667	1,132,659
Production taxes payable	48,893	115,607
Commodity derivative liability	134	—
Other non-current liabilities	21,237	8,072
Asset retirement obligations	71,972	54,062
Deferred tax liability	95,276	109,176
Total Non-Current Liabilities	1,802,179	1,704,576
Total Liabilities	2,338,639	2,106,974
Commitments and Contingencies—Note 11
Series A Convertible Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 185,280 issued and outstanding	167,601	164,367
Stockholders' Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 142,535,967 and 171,666,485 issued and outstanding	1,384	1,678
Treasury stock, at cost, 34,051,928 and 4,543,262 shares	(148,939)	(32,737)
Additional paid-in capital	2,164,295	2,153,661
Accumulated deficit	(426,376)	(375,788)
Total Extraction Oil & Gas, Inc. Stockholders' Equity	1,590,364	1,746,814
Noncontrolling interest	155,945	147,872
Total Stockholders' Equity	1,746,309	1,894,686
Total Liabilities and Stockholders' Equity	$4,252,549	$4,166,027
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Oil sales	$185,125	$213,481	$350,549	$393,744
Natural gas sales	21,692	19,807	57,584	43,888
NGL sales	15,240	26,908	35,841	52,779
Total Revenues	222,057	260,196	443,974	490,411
Operating Expenses:
Lease operating expenses	23,608	20,774	45,465	41,477
Transportation and gathering	11,854	9,959	22,219	17,498
Production taxes	18,580	24,389	36,709	44,712
Exploration expenses	13,287	3,021	19,481	10,288
Depletion, depreciation, amortization and accretion	118,368	106,774	237,138	202,981
Impairment of long lived assets	2,985	128	11,233	128
Gain on sale of property and equipment	(97)	(59,902)	(319)	(59,902)
General and administrative expenses	30,740	34,231	58,392	65,200
Total Operating Expenses	219,325	139,374	430,318	322,382
Operating Income	2,732	120,822	13,656	168,029
Other Income (Expense):
Commodity derivatives gain (loss)	73,519	(89,511)	(48,572)	(139,839)
Interest expense	(18,558)	(19,202)	(31,566)	(82,504)
Other income	851	939	1,994	1,267
Total Other Income (Expense)	55,812	(107,774)	(78,144)	(221,076)
Income (Loss) Before Income Taxes	58,544	13,048	(64,488)	(53,047)
Income tax (expense) benefit	(15,100)	(4,200)	13,900	9,900
Net Income (Loss)	$43,444	$8,848	$(50,588)	$(43,147)
Net income attributable to noncontrolling interest	4,097	—	8,072	—
Net Income (Loss) Attributable to Extraction Oil & Gas, Inc.	39,347	8,848	(58,660)	(43,147)
Adjustments to reflect Series A Preferred Stock dividends and accretion of discount	(4,359)	(4,197)	(8,676)	(8,357)
Net Income (Loss) Attributable to Common Shareholders	34,988	4,651	(67,336)	(51,504)
Income (Loss) Per Common Share (Note 10)
Basic and diluted	$0.22	$0.03	$(0.41)	$(0.29)
Weighted Average Common Shares Outstanding
Basic and diluted	159,410	175,762	165,025	174,992

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock					Noncontrolling interest
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Extraction Oil & Gas, Inc. Stockholders' Equity	Amount	Total Stockholders' Equity
Balance at January 1, 2019	176,210	$1,678	4,543	$(32,737)	$2,153,661	$(375,788)	$1,746,814	$147,872	$1,894,686
Preferred Units issuance costs and discount	—	—	—	—	—	—	—	(10)	(10)
Preferred Units commitment fees and dividends paid-in-kind	—	—	—	—	(3,975)	—	(3,975)	3,975	—
Stock-based compensation	—	—	—	—	13,008	—	13,008	—	13,008
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,596)	—	(1,596)	—	(1,596)
Repurchase of common stock	—	(77)	7,824	(32,135)	—	—	(32,212)	—	(32,212)
Shares issued under LTIP, including payment of tax withholdings using withheld shares	270	—	—	—	(454)	—	(454)	—	(454)
Net loss	—	—	—	—	—	(94,032)	(94,032)	—	(94,032)
Balance at March 31, 2019	176,480	$1,601	12,367	$(64,872)	$2,157,923	$(469,820)	$1,624,832	$151,837	$1,776,669
Preferred Units issuance costs and discount	—	—	—	—	—	—	—	10	10
Preferred Units commitment fees and dividends paid-in-kind	—	—	—	—	(4,098)	—	(4,098)	4,098	—
Stock-based compensation	—	—	—	—	14,957	—	14,957	—	14,957
Series A Preferred Stock dividends	—	—	—	—	(2,722)	—	(2,722)	—	(2,722)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,637)	—	(1,637)	—	(1,637)
Repurchase of common stock	—	(217)	21,685	(84,067)	—	—	(84,284)	—	(84,284)
Shares issued under LTIP, including payment of tax withholdings using withheld shares	108	—	—	—	(128)	—	(128)	—	(128)
Net income	—	—	—	—	—	43,444	43,444	—	43,444
Balance at June 30, 2019	176,588	$1,384	34,052	$(148,939)	$2,164,295	$(426,376)	$1,590,364	$155,945	$1,746,309

	Common Stock		Treasury Stock					Noncontrolling interest
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Extraction Oil & Gas, Inc. Stockholders' Equity	Amount	Total Stockholders' Equity
Balance at January 1, 2018	172,060	$1,718	165	$(2,105)	$2,114,795	$(497,643)	$1,616,765	$—	$1,616,765
Stock-based compensation	2,794	—	—	—	15,721	—	15,721	—	15,721
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,438)	—	(1,438)	—	(1,438)
Repurchase of common stock	—	—	166	(2,309)	—	—	(2,309)	—	(2,309)
Shares issued under LTIP, including payment of tax withholdings using withheld shares	852	—	—	—	(2,305)	—	(2,305)	—	(2,305)
Net loss	—	—	—	—	—	(51,995)	(51,995)	—	(51,995)
Balance at March 31, 2018	175,706	$1,718	331	$(4,414)	$2,124,052	$(549,638)	$1,571,718	—	$1,571,718
Stock-based compensation	—	—	—	—	17,743	—	17,743	—	17,743
Series A Preferred Stock dividends	—	—	—	—	(2,722)	—	(2,722)	—	(2,722)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,476)	—	(1,476)	—	(1,476)
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Shares issued under LTIP, including payment of tax withholdings using withheld shares	92	—	—	—	(226)	—	(226)	—	(226)
Net income	—	—	—	—	—	8,848	8,848	—	8,848
Balance at June 30, 2018	175,798	$1,718	331	$(4,414)	$2,137,371	$(540,790)	$1,593,885	—	$1,593,885

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(50,588)	$(43,147)
Reconciliation of net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	237,138	202,981
Abandonment and impairment of unproved properties	14,993	5,922
Impairment of long lived assets	11,233	128
Gain on sale of property and equipment	(319)	(59,902)
Gain on repurchase of 2026 Senior Notes	(10,486)	—
Amortization of debt issuance costs	2,826	11,368
Non-cash lease expense	5,058	—
Deferred rent	—	280
Commodity derivatives loss	48,572	139,839
Settlements on commodity derivatives	(21,918)	(54,279)
Premiums paid on commodity derivatives	(2,852)	(17,271)
Earnings in unconsolidated subsidiaries	(576)	(1,043)
Distributions from unconsolidated subsidiaries	1,990	626
Make-whole premium expense on 2021 Senior Notes	—	35,600
Deferred income tax benefit	(13,900)	(9,900)
Stock-based compensation	27,945	33,464
Changes in current assets and liabilities:
Accounts receivable—trade	4,163	5,101
Accounts receivable—oil, natural gas and NGL sales	5,201	(66)
Inventory and prepaid expenses	600	(812)
Accounts payable and accrued liabilities	(2,973)	(10,248)
Revenue payable	(23,553)	35,138
Production taxes payable	(3,461)	19,741
Accrued interest payable	(2,602)	(1,396)
Asset retirement expenditures	(8,047)	(5,034)
Net cash provided by operating activities	218,444	287,090
Cash flows from investing activities:
Oil and gas property additions	(314,975)	(519,154)
Sale of property and equipment	19,982	72,345
Gathering systems and facilities additions	(115,337)	(16,055)
Other property and equipment additions	(25,161)	(2,712)
Investment in unconsolidated subsidiaries	(14,962)	(293)
Distributions from unconsolidated subsidiary, return of capital	1,209	—
Net cash used in investing activities	(449,244)	(465,869)
Cash flows from financing activities:
Borrowings under credit facility	245,000	430,000
Repayments under credit facility	(50,000)	(330,000)
Proceeds from the issuance of 2026 Senior Notes	—	739,664
Repayments of 2021 Senior Notes	—	(550,000)
Make-whole premium paid on 2021 Senior Notes	—	(35,600)
Repurchase of 2026 Senior Notes	(39,325)	—
Repurchase of common stock	(116,496)	(2,309)
Payment of employee payroll withholding taxes	(582)	(2,531)
Dividends on Series A Preferred Stock	(5,443)	(5,443)
Debt and equity issuance costs	(1,433)	(3,521)
Net cash provided by financing activities	31,721	240,260
Increase (decrease) in cash, cash equivalents and restricted cash	(199,079)	61,481
Cash, cash equivalents and restricted cash at beginning of period	234,986	6,768
Cash, cash equivalents and restricted cash at end of the period	$35,907	$68,249

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information:
Property and equipment included in accounts payable and accrued liabilities	$223,527	$197,577
Cash paid for interest	$45,648	$41,607
Issuance of promissory note to unconsolidated subsidiary	$—	$35,329
Extinguishment of promissory note in exchange for equity with unconsolidated subsidiary	$—	$(35,329)
Accretion of beneficial conversion feature of Series A Preferred Stock	$3,233	$2,914
Preferred Units commitment fees and dividends paid-in-kind	$8,073	$—

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

Elevation Midstream, LLC (“Elevation”), a Delaware limited liability company and an unrestricted subsidiary of the Company, is focused on the construction of gathering systems and facilities operations to serve the development of acreage in the Company’s Hawkeye and Southwest Wattenberg areas. Midstream assets of Elevation are represented as the gathering systems and facilities line item within the condensed consolidated balance sheets. As of June 30, 2019, these gathering systems and facilities operations are not in service, therefore, there are no associated revenues for the three and six months then ended.

On July 10, 2019, Elevation closed on an additional 100,000 Preferred Units under the existing securities purchase agreement with a third party, pursuant to which Elevation agreed to sell an additional 100,000 Preferred Units of Elevation at a price of $990 per Elevation Preferred Unit with an aggregate liquidation preference of $100.0 million and resulted in net proceeds of approximately $99.0 million. These Preferred Units are non-recourse to Extraction.

On November 19, 2018, the Company announced the Board of Directors had authorized a program to repurchase up to $100.0 million of the Company's common stock ("Stock Repurchase Program"). On April 1, 2019, the Company announced the Board of Directors had authorized an extension and increase in its ongoing Stock Repurchase Program ("Extended Stock Repurchase Program"). The Company had purchased approximately 13.0 million shares of its common stock for $63.2 million under the Stock Repurchase Program, prior to the Extended Stock Repurchase Program. The Company is authorized to repurchase an incremental $100.0 million in common stock from the date of the Extended Stock Repurchase Program, bringing the total amount authorized to be repurchased to approximately $163.2 million. The Company's Stock Repurchase Program does not obligate it to acquire any specific number of shares and will expire on December 31, 2019. The Company intends to conduct any open market stock repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the three and six months ended June 30, 2019, the Company repurchased approximately 21.7 million shares and 29.4 million shares of its common stock for $84.3 million and $115.7 million, respectively. Subsequent to June 30, 2019 through the date of this filing, the Company repurchased approximately 4.8 million additional shares of its common stock for $21.2 million.

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

The Company enters into operating leases for certain drilling equipment, completions equipment, equipment ancillary to drilling and completions, office facilities, compressors and office equipment. Under ASC 842, a contract is or contains a lease when (i) the contract contains an explicitly or implicitly identified asset and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. The Company assesses whether an arrangement is or contains a lease at inception of the contract. All leases (operating leases), other than those that qualify for the short-term recognition exemption, are recognized as of the lease commencement date on the balance sheet as a liability for its obligation related to the lease and a corresponding asset representing its right to use the underlying asset over the period of use.

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

For the three and six months ended June 30, 2019, lease costs, which represent the straight-line lease expense of right-of-use ("ROU") assets and short-term leases, were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Costs included in the Condensed Consolidated Balance Sheets
Proved oil and gas properties, including drilling, completions and ancillary equipment, and gathering systems and facilities (1)	$81,717	$138,917

Lease Costs included in the Condensed Consolidated Statements of Operations
Lease operating expenses (2)	$7,625	$13,417
General and administrative expenses (3)	953	1,757
Total operating lease costs	8,578	15,174

Total lease costs	$90,295	$154,091

(1) Represents short-term lease capital expenditures related to drilling rigs, completions equipment and other equipment ancillary to the drilling and completion of wells.
(2) Includes $2.2 million and $4.3 million of lease costs and $0.1 million and $0.2 million of variable costs associated with operating leases for the three and six months ended June 30, 2019.
(3) Includes $0.3 million and $0.7 million of lease costs and $0.3 million and $0.6 million of variable costs associated with operating leases, as well as $0.1 million and $0.2 million of sublease income for the three and six months ended June 30, 2019.

Supplemental cash flow information related to operating leases for the six months ended June 30, 2019, was as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$(5,789)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$(2,234)

Supplemental balance sheet information related to operating leases as of June 30, 2019, were as follows (in thousands, except lease term and discount rate):

	Classification	As of June 30, 2019
Operating Leases
Operating lease right-of-use assets	Other non-current assets	$23,025
Current operating lease liabilities	Accounts payable and accrued liabilities	10,292
Non-current operating lease liabilities	Other non-current liabilities	18,442
Total operating lease liabilities		$28,734

Weighted Average Remaining Lease Term in Years
Operating Leases		5.7
Weighted Average Discount Rate
Operating Leases		4.7%

As of June 30, 2019, the Company had an insignificant amount of additional operating leases that have not yet commenced, of which none included involvement with the construction or design of the underlying asset.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, which requires lessee recognition on the balance sheet of a right of use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statements of cash flows. It is effective for fiscal years commencing after December 15, 2018. The FASB subsequently issued ASU No. 2017-13, ASU No. 2018-01, ASU No. 2018-10, ASU No. 2018-11 and ASU No. 2019-01, which provided additional implementation guidance. The Company adopted the accounting standard using a modified retrospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Company has elected the package of practical expedients permitted under the transition guidance with the new standard, which among other things, requires no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for existing leases upon adoption. The Company has also elected the optional practical expedient permitted under the transition guidance within the new standard related to land easements that allows it to carry forward its current accounting treatment for land easements on existing agreements upon adoption. The Company made an accounting policy election to keep leases with an initial term of twelve months or less off of the unaudited condensed consolidated balance sheet.

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

Other than as disclosed above or in the Company’s Annual Report, there are no other accounting standards applicable to the Company that would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures that have been issued but not yet adopted by the Company through the date of this filing.

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

Note 4—Long‑Term Debt

As of the dates indicated, the Company’s long‑term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Credit facility due August 16, 2022 (or an earlier time as set forth in the credit facility)	$480,000	$285,000
2024 Senior Notes due May 15, 2024	400,000	400,000
2026 Senior Notes due February 1, 2026	700,189	750,000
Unamortized debt issuance costs on Senior Notes	(15,522)	(17,341)
Total long-term debt	1,564,667	1,417,659
Less: current portion of long-term debt	—	—
Total long-term debt, net of current portion	$1,564,667	$1,417,659

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

In June 2019, the Company amended its revolving credit facility to (i) increase the elected commitments from $650.0 million to $900.0 million, (ii) increase the amount for permitted letters of credit from $50.0 million to $100.0 million and increase in the letter of credit sublimit for the Company's oil marketer from $35.0 million to $40.0 million, (iii) decrease the borrowing base from $1.2 billion to $1.1 billion and (iv) increase the limitation on permitted investments from $15.0 million to $20.0 million.

As of June 30, 2019, the credit facility was subject to a borrowing base of $1.1 billion, subject to current elected commitments of $900.0 million. As of June 30, 2019 and December 31, 2018, the Company had outstanding borrowings of

$480.0 million and $285.0 million, respectively. As of June 30, 2019 and December 31, 2018, the Company had standby letters of credit of $40.7 million and $35.7 million, respectively, which reduces the availability of the undrawn borrowing base. At June 30, 2019, the undrawn balance under the credit facility was $420.0 million before letters of credit. This undrawn balance may be constrained by the Company's quantitative covenants under the credit facility, including the current ratio and ratio of consolidated debt less cash balances to its consolidated EBITDAX, at the next required quarterly compliance date. As of July 31, 2019, the Company has $530.0 million borrowings outstanding under the credit facility.

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

The credit facility also contains financial covenants requiring the Company to comply on the last day of each quarter with a current ratio of its restricted subsidiaries’ current assets (includes availability under the revolving credit facility and unrestricted cash and excludes derivative assets) to its restricted subsidiaries’ current liabilities (excludes obligations under the revolving credit facility, senior notes and certain derivative liabilities), of not less than 1.0 to 1.0 and to maintain, on the last day of each quarter, a ratio of its restricted subsidiaries’ debt less cash balances to its restricted subsidiaries EBITDAX (EBITDAX is defined as net income adjusted for interest expense, income tax expense/benefit, DD&A, exploration expenses as well as certain non-recurring cash and non-cash charges and income (such as stock-based compensation expense, unrealized gains/losses on commodity derivatives and impairment of long-lived assets), subject to pro forma adjustments for non-ordinary course acquisitions and divestitures) for the four fiscal quarter period most recently ended, of not greater than 4.0:1.0. The Company was in compliance with all financial covenants under the credit facility as of June 30, 2019 and through the filing of this report.

Any borrowings under the credit facility are collateralized by substantially all of the assets of the Company and certain of its subsidiaries, including oil and gas properties, personal property and the equity interests of those subsidiaries. The Company has entered into oil and natural gas hedging transactions with several counterparties that are also lenders under the credit facility. The Company’s obligations under these hedging contracts are secured by the collateral securing the credit facility. Elevation is a separate entity and the assets and credit of Elevation are not available to satisfy the debts and other obligations of the Company or its other subsidiaries. As of June 30, 2019, $14.4 million of cash was held by Elevation and is earmarked for construction of pipeline infrastructure to serve the development of acreage in its Hawkeye and Southwest Wattenberg areas.

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

Debt Issuance Costs

As of June 30, 2019, the Company had debt issuance costs, net of accumulated amortization, of $3.8 million related to its credit facility which has been reflected on the Company’s condensed consolidated balance sheet within the line item other non‑current assets. As of June 30, 2019, the Company had debt issuance costs, net of accumulated amortization, of $15.5 million related to its 2024 and 2026 Senior Notes (collectively, the "Senior Notes") which has been reflected on the Company's balance sheet within the line item Senior Notes, net of unamortized debt issuance costs. Debt issuance costs include origination, legal, engineering and other fees incurred in connection with the Company’s credit facility and Senior Notes. For the three and six months ended June 30, 2019, the Company recorded amortization expense related to debt issuance costs of $1.3 million and $2.8 million, respectively, as compared to $0.9 million and $11.4 million for the three and six months ended June 30, 2018, respectively. Debt issuance costs for the six months ended June 30, 2018 included $9.4 million of acceleration of amortization expense upon the repayment of the Company's 2021 Senior Notes. The repayment of the Company's 2021 Senior Notes had no impact to amortization expense for the three and six months ended June 30, 2019 and the three months ended June 30, 2018.

Interest Incurred on Long‑Term Debt

For the three and six months ended June 30, 2019, the Company incurred interest expense on long‑term debt of $22.2 million and $43.0 million, respectively, as compared to $20.4 million and $40.2 million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2019, the Company capitalized interest expense on long term debt of $1.8 million and $3.8 million, respectively, as compared to $2.1 million and $4.7 million for the three and six months ended June 30, 2018, respectively, which has been reflected in the Company’s condensed consolidated financial statements. Also included in interest expense for the six months ended June 30, 2018 was a make-whole premium of $35.6 million related to the Company's repayment of its 2021 Senior Notes in January and February 2018. The repayment of the Company's 2021 Senior Notes had no impact to interest expense for the three and six months ended June 30, 2019 and the three months ended June 30, 2018.

Senior Note Repurchase Program

On January 4, 2019, the Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s Senior Notes. The Company’s Senior Notes Repurchase Program does not obligate it to acquire any specific nominal amount of Senior Notes. For the three and six months ended June 30, 2019, the Company repurchased 2026 Senior Notes with a nominal value of $14.0 million and $49.8 million, respectively, for $10.9 million and $39.3 million, respectively, in connection with the Senior Notes Repurchase Program. Interest expense for the three and six months ended June 30, 2019 included $3.1 million and $10.5 million of gain on debt repurchase, respectively, related to the Company's Senior Note Repurchase Program. The Senior Note Repurchase Program had no impact to interest expense for three and six months ended June 30, 2018.

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company’s derivative contracts are currently with nine counterparties. The Company has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparties in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. There are no credit risk related contingent features or circumstances in which the features could be triggered in derivative instruments that are in a net liability position at the end of the reporting period.

The Company’s commodity derivative contracts as of June 30, 2019 are summarized below:

	2019	2020	2021
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	4,400,000	4,400,000	1,800,000
Weighted average fixed price ($/Bbl)	$56.65	$60.09	$59.80
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	3,200,000	11,025,000	1,800,000
Weighted average purchased put price ($/Bbl)	$55.31	$54.99	$55.02
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	2,600,000	11,025,000	1,800,000
Weighted average sold call price ($/Bbl)	$64.17	$62.40	$63.70
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	3,000,000	15,000,000	3,600,000
Weighted average sold put price ($/Bbl)	$43.93	$42.79	$43.58
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	18,000,000	35,400,000	—
Weighted average fixed price ($/MMBtu)	$2.75	$2.75	$—
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	—	600,000	—
Weighted average purchased put price ($/MMBtu)	$—	$2.90	$—
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	—	600,000	—
Weighted average sold call price ($/MMBtu)	$—	$3.48	$—
CIG Basis Gas Swaps:
Notional volume (MMBtu)	22,200,000	43,200,000	$—
Weighted average fixed basis price ($/MMBtu)	$(0.72)	$(0.61)	—

The following tables detail the fair value of the Company’s derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for the presentation in the condensed consolidated balance sheets (in thousands):

	As of June 30, 2019
Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offsets in the Balance Sheet(1)	Net Amounts of Assets and Liabilities Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet(2)	Net Amounts(3)
Current assets (4)	$69,736	$(57,777)	$11,959	$(2,315)	$37,315
Non-current assets	$75,818	$(48,147)	$27,671	$—	$—
Current liabilities (4)	$(61,318)	$57,777	$(3,541)	$2,315	$(1,360)
Non-current liabilities	$(48,281)	$48,147	$(134)	$—	$—

	As of December 31, 2018
Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offsets in the Balance Sheet(1)	Net Amounts of Assets and Liabilities Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet(2)	Net Amounts(3)
Current assets (5)	$115,852	$(66,945)	$48,907	$(192)	$57,147
Non-current assets	$17,217	$(8,785)	$8,432	$—	$—
Current liabilities (5)	$(67,141)	$66,945	$(196)	$192	$(4)
Non-current liabilities	$(8,785)	$8,785	$—	$—	$—

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

(4)
Gross current liabilities include a deferred premium liability of $3.0 million related to the Company's deferred premiums. Gross current assets include a deferred premium asset of $0.8 million related to the Company's deferred premiums.

(5)
Gross current liabilities include a deferred premium liability of $7.7 million related to the Company's deferred put premiums. Gross current assets include a deferred premium asset of $0.8 million related to the Company's deferred put premiums.

The table below sets forth the commodity derivatives gain (loss) for the three and six months ended June 30, 2019 and 2018 (in thousands). Commodity derivatives gain (loss) is included under the other income (expense) line item in the condensed consolidated statements of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Commodity derivatives gain (loss)	$73,519	$(89,511)	$(48,572)	$(139,839)

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

The following table summarizes the activities of the Company’s asset retirement obligations for the period indicated (in thousands):

For the Six Months Ended June 30, 2019
Balance beginning of period	$69,791
Liabilities incurred or acquired	244
Liabilities settled	(9,438)
Revisions in estimated cash flows	26,596
Accretion expense	2,307
Balance end of period	$89,500

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2019 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative assets	$—	$39,630	$—	$39,630
Financial Liabilities:
Commodity derivative liabilities	$—	$3,675	$—	$3,675

	Fair Value Measurements at December 31, 2018 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative assets	$—	$57,339	$—	$57,339
Financial Liabilities:
Commodity derivative liabilities	$—	$196	$—	$196

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

	At June 30, 2019		At December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Facility	$480,000	$480,000	$285,000	$285,000
2024 Senior Notes(1)	$394,336	$343,000	$393,866	$330,000
2026 Senior Notes(2)	$690,331	$561,902	$738,793	$558,750

(1)	The carrying amount of the 2024 Senior Notes includes unamortized debt issuance costs of $5.7 million and $6.1 million as of June 30, 2019 and December 31, 2018, respectively.

(2)
The carrying amount of the 2026 Senior Notes includes unamortized debt issuance costs of $9.9 million and $11.2 million unamortized debt issuance costs as of June 30, 2019 and December 31, 2018, respectively.

Non‑Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including proved property. These assets and liabilities are not measured at fair value on a recurring basis, but are subject to fair value adjustments when facts and circumstances arise that indicate a need for remeasurement.

The Company utilizes fair value on a non-recurring basis to review its proved oil and gas properties for potential impairment when events and circumstances indicate, and at least annually, a possible decline in the recoverability of the carrying value of such property. The Company uses an income approach analysis based on the net discounted future cash flows of producing property. The future cash flows are based on management’s estimates for the future. Unobservable inputs include estimates of oil and gas production, as the case may be, from the Company’s reserve reports, commodity prices based on the sales contract terms and forward price curves, operating and development costs and a discount rate based on a market-based weighted average cost of capital (all of which are Level 3 inputs within the fair value hierarchy). For the three and six months ended June 30, 2019, the Company recognized $3.0 million and $11.2 million, respectively, of impairment expense on its proved oil and gas properties related to impairment of assets in its northern field. The fair value did not exceed the Company's carrying amount associated with its proved oil and gas properties in its northern field. No impairment expense was recognized for the three and six months ended June 30, 2018 on proved oil and gas properties.

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

The effective combined U.S. federal and state income tax rate for the six months ended June 30, 2019 was 21.6%. During the six months ended June 30, 2019, the Company recognized income tax benefit of $13.9 million. The effective rate for the six months ended June 30, 2019 differs from the statutory U.S. federal income tax rate of 21.0% primarily due to state income taxes and estimated permanent differences. The significant differences during the six months ended June 30, 2019 as compared with six months ended June 30, 2018 included income attributable to non controlling interest and a discrete item regarding the tax deficiency of the stock-based compensation compared to the compensation recognized for financial reporting purposes. The Company anticipates the potential for increased periodic volatility in future effective tax rates from the impact of stock-based compensation tax deductions as they are treated as discrete tax items.

Note 9—Stock‑Based Compensation

Extraction Long Term Incentive Plan

In October 2016, the Company’s board of directors adopted the Extraction Oil & Gas, Inc. 2016 Long Term Incentive Plan (the “2016 Plan” or “LTIP”), pursuant to which employees, consultants and directors of the Company and its affiliates performing services for the Company are eligible to receive awards. The 2016 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of stockholders. In May 2019, our stockholders approved the amendment and restatement of the Company's 2016 Long Term Incentive Plan. The amended and restated 2016 Long Term Incentive Plan provides a total reserve of 32.2 million shares of common stock for issuance pursuant to awards under the LTIP. Extraction has granted awards under the LTIP to certain directors, officers and employees, including stock options, restricted stock units, performance stock awards, performance stock units, performance cash awards and cash awards.

Restricted Stock Units

Restricted stock units granted under the LTIP (“RSUs”) generally vest over either a one or three-year service period, with 100% vesting in year one or 25%, 25% and 50% of the units vesting in year one, two and three, respectively. Grant date fair value was determined based on the value of Extraction’s common stock pursuant to the terms of the LTIP. The Company assumed a forfeiture rate of zero as part of the grant date estimate of compensation cost.

The Company recorded $7.1 million and $14.0 million of stock-based compensation costs related to RSUs for the three and six months ended June 30, 2019, respectively, as compared to $7.5 million and $13.6 million for the three and six months ended June 30, 2018, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of June 30, 2019, there was $25.2 million of total unrecognized compensation cost related to the unvested RSUs granted to certain directors, officers and employees that is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes the RSU activity from January 1, 2019 through June 30, 2019 and provides information for RSUs outstanding at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2019	3,102,335	$16.91
Granted	1,744,013	$4.87
Forfeited	(59,680)	$14.96
Vested	(483,171)	$14.13
Non-vested RSUs at June 30, 2019	4,303,497	$12.37

Performance Stock Awards

The Company granted performance stock awards ("PSAs") to certain executives under the LTIP in October 2017, March 2018 and April 2019. The number of shares of the Company's common stock that may be issued to settle these various PSAs ranges from zero to two times the number of PSAs awarded. PSA's that settle in cash are presented as liability based awards. Generally, the shares issued for PSAs are determined based on the satisfaction of a time-based vesting schedule and a weighting of one or more of the following: (i) absolute total stockholder return ("ATSR"), (ii) relative total stockholder return ("RTSR"), as compared to the Company's peer group and (iii) cash return on capital invested ("CROCI") or return on invested capital ("ROIC") measured over a three-year period and vest in their entirety at the end of the three-year measurement period. Any PSAs that have not vested at the end of the applicable measurement period are forfeited. The vesting criterion that is associated with the RTSR is based on a comparison of the Company's total shareholder return for the measurement period compared to that of a group of peer companies for the same measurement period. As the ATSR and RTSR vesting criteria are linked to the Company's share price, they each are considered a market condition for purposes of calculating the grant-date fair value of the awards. The vesting criterion that is associated with the CROCI and ROIC are considered a performance condition for purposes of calculating the grant-date fair value of the awards.

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

The Company recorded $4.6 million and $6.1 million of stock-based compensation costs related to PSAs for the three and six months ended June 30, 2019, respectively, as compared to $1.5 million and $2.6 million of stock-based compensation related to PSAs for the three and six months ended June 30, 2018, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of June 30, 2019, there was

$16.7 million of total unrecognized compensation cost related to the unvested PSAs granted to certain executives that is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes the PSA activity from January 1, 2019 through June 30, 2019 and provides information for PSAs outstanding at the dates indicated.

	Number of Shares (1)	Weighted Average Grant Date Fair Value
Non-vested PSAs at January 1, 2019	2,794,083	$9.00
Granted	1,646,218	$5.44
Forfeited	—	$—
Vested	—	$—
Non-vested PSAs at June 30, 2019	4,440,301	$7.68

(1)
The number of awards assumes that the associated maximum vesting condition is met at the target amount. The final number of shares of the Company's common stock issued may vary depending on the performance multiplier, which ranges from zero to one for the 2017 and 2018 grants and ranges from zero to two for the 2019 grants, depending on the level of satisfaction of the vesting condition.

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

The Company recorded $3.7 million and $7.5 million of stock-based compensation costs related to the stock options for the three and six months ended June 30, 2019, respectively, as compared to $3.8 million and $7.5 million for the three and six months ended June 30, 2018, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of June 30, 2019, there was $4.7 million of unrecognized compensation cost related to the stock options that is expected to be recognized over a weighted average period of 0.3 years.

The following table summarizes the stock option activity from January 1, 2019 through June 30, 2019 and provides information for stock options outstanding at the dates indicated.

	Number of Options	Weighted Average Exercise Price
Non-vested Stock Options at January 1, 2019	1,748,148	$18.50
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Non-vested Stock Options at June 30, 2019	1,748,148	$18.50

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

The Company recorded no stock-based compensation costs related to Incentive RSUs for the three months ended June 30, 2019. The Company recorded $0.8 million of stock-based compensation costs related to Incentive RSUs for the six months ended June 30, 2019. The Company recorded $4.9 million and $9.8 million of stock-based compensation costs related to Incentive RSUs for the three and six months ended June 30, 2018, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of June 30, 2019, there are no remaining unrecognized compensation costs related to the Incentive RSUs granted to certain employees.

The following table summarizes the Incentive RSU activity from January 1, 2019 through June 30, 2019 and provides information for Incentive RSUs outstanding at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Incentive RSUs at January 1, 2019	476,000	$20.45
Granted	—	$—
Forfeited	—	$—
Vested	(476,000)	$20.45
Non-vested Incentive RSUs at June 30, 2019	—	$—

Note 10—Earnings (Loss) Per Share

Basic earnings per share (“EPS”) includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.

The Company uses the “if-converted” method to determine potential dilutive effects of the Company’s outstanding Series A Preferred Stock (the “Series A Preferred Stock”) and the treasury method to determine the potential dilutive effects of outstanding restricted stock awards and stock options. The basic weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding for the three and six months ended June 30, 2019 and 2018.

The components of basic and diluted EPS were as follows (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic and Diluted Income (Loss) Per Share
Net Income (Loss)	$43,444	$8,848	$(50,588)	$(43,147)
Less: Noncontrolling Interest	(4,097)	—	(8,072)	—
Less: Adjustment to reflect Series A Preferred Stock dividends	(2,722)	(2,721)	(5,443)	(5,443)
Less: Adjustment to reflect accretion of Series A Preferred Stock discount	(1,637)	(1,476)	(3,233)	(2,914)
Adjusted net loss available to common shareholders, basic and diluted	$34,988	$4,651	$(67,336)	$(51,504)
Denominator:
Weighted average common shares outstanding, basic and diluted (1) (2)	159,410	175,762	165,025	174,992
Income (Loss) Per Common Share
Basic and diluted	$0.22	$0.03	$(0.41)	$(0.29)

(1)
For the three months ended June 30, 2019, 9,547,925 potentially dilutive shares, including restricted stock awards and stock options outstanding, were not included in the calculation above, as they had an anti-dilutive effect on EPS. Additionally, 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded, as they would have had an anti-dilutive effect on EPS. For the six months ended June 30, 2019, 9,547,925 potentially dilutive shares, including restricted stock awards and stock options outstanding, were not included in the calculation above, as they had an anti-dilutive effect on EPS. Additionally, 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded, as they would have had an anti-dilutive effect on EPS.

(2)
For the three months ended June 30, 2018, 413,514 dilutive restricted stock awards were excluded from the calculation above, as the impact of these awards were inconsequential to dilutive weighted average shares outstanding and dilutive EPS. Additionally, 5,244,428 common shares for stock options were excluded as they were out-of-the-money and 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded, as they would have had an anti-dilutive effect on EPS. For the six months ended June 30, 2018, 8,990,931 potentially dilutive shares were not included in the calculation above, as they had an anti-dilutive effect on EPS, including restricted stock awards and stock options outstanding. Additionally, 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded, as they would have had an anti-dilutive effect on EPS.

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

Leases

The Company has entered into operating leases for certain office facilities, compressors and office equipment. On January 1, 2019, the Company adopted ASC Topic 842, Leases, using the modified retrospective approach. Refer to Note 2—Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements, Leases for additional information.

Maturities of operating lease liabilities, associated with ROU assets and including imputed interest, as of June 30, 2019, were as follows (in thousands):

Operating Leases
2019 - remaining	$6,028
2020	8,630
2021	3,302
2022	2,196
2023	2,246
Thereafter	10,574
Total lease payments	32,976
Less imputed interest (1)	(4,242)
Present value of lease liabilities (2)	$28,734

(1)	Calculated using the estimated interest rate for each lease.

(2)
Of the total present value of lease liabilities, $10.3 million was recorded in "Accounts payable and accrued liabilities" and$18.4 million was recorded in "Other non-current liabilities" on the condensed consolidated balance sheets.

As of December 31, 2018, minimum future contractual payments for operating leases under the scope of ASC 840 for certain office facilities and drilling rigs are as follows (in thousands):

Operating Leases
2019 - remaining	$12,713
2020	3,371
2021	3,385
2022	3,360
2023	3,411
Thereafter	15,719
Total lease payments	$41,959

Drilling Rigs—Short-Term Leases

As of June 30, 2019, the Company was subject to commitments on three drilling rigs, contracted through August 2019, October 2019, and November 2019 respectively. In the event of early termination of these contracts, the Company would be obligated to pay an aggregate amount of approximately $5.2 million as of June 30, 2019, as required under the terms of the contracts. These costs are capitalized within proved oil and gas properties on the condensed consolidated balance sheets and are included as short-term lease costs in Note 2—Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements, Leases.

Delivery Commitments

As of June 30, 2019, the Company’s oil marketer was subject to a firm transportation agreement that commenced in November 2016 and has a ten-year term with a monthly minimum delivery commitment of 45,000 Bbl/d in year one, 55,800 Bbl/d in year two, 61,800 Bbl/d in years three through seven and 58,000 Bbl/d in years eight through ten. In May 2017, the Company amended its agreement with its oil marketer that requires it to sell all of its crude oil from an area of mutual interest in exchange for a make-whole provision that allows the Company to satisfy any minimum volume commitment deficiencies incurred by its oil marketer with future barrels of crude oil in excess of their minimum volume commitment. In April 2019, the Company extended the term of this agreement through October 31, 2020, subject to an evergreen provision thereafter and has posted a letter of credit in the amount of $40.0 million. The Company evaluates its contracts for loss contingencies and accrues for such losses, if the loss can be reasonably estimated and deemed probable.

The Company has two long-term crude oil gathering commitments with an unconsolidated subsidiary, in which the Company has a minority ownership interest, and a long-term gas gathering agreement with a third party midstream provider. The summary of these minimum volume commitments as of June 30, 2019, was as follows (in thousands):

	Oil (MBbl)	Gas (MMcf)	Total (MBOE)
2019 - Remaining	4,048	5,185	4,912
2020	8,935	33,550	14,527
2021	10,349	46,540	18,106
2022	9,128	49,758	17,421
2023	9,490	41,850	16,465
Thereafter	38,824	74,420	51,227
Total	80,774	251,303	122,658

The aggregate amount of estimated remaining payments under these agreements is $410.6 million.

Also, in collaboration with several other producers and a midstream provider, on December 15, 2016 and August 7, 2017, the Company agreed to participate in expansions of natural gas gathering and processing capacity in the DJ Basin. The plan includes two new processing plants as well as the expansion of related gathering systems. The first plant commenced operations in August 2018 and the second plant commenced operations in July 2019. The Company’s share of these commitments will require 51.5 and 20.6 MMcf per day, respectively, to be delivered after the plants' in-service dates for a period of seven years thereafter. The Company may be required to pay a shortfall fee for any volumes under these commitments. These contractual obligations can be reduced by the Company’s proportionate share of the collective volumes delivered to the plants by other third-party incremental volumes available to the midstream provider at the new facilities that are in excess of the total commitments. The Company is also required for the first three years of each contract to guarantee a certain target profit margin on these volumes sold. The Company also has a long-term gas gathering agreement with a third party midstream provider that will commence in or around January 2020 and has a term of ten years with an annual minimum volume commitment of 13.0 Bcf in years one through ten. We may be required to pay an annual shortfall fee for any volume deficiencies under this commitment, calculated based on the weighted average sales price during the corresponding annual period. Under its current drilling plans, the Company expects to meet these volume commitments.

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

Financial information of the Company's reportable segments was as follows for the three months ended June 30, 2019 and 2018 (in thousands).

	For the Three Months Ended June 30, 2019
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from external customers	$222,057	$—	$—	$222,057
Intersegment revenues	—	—	—	—
Total Revenues	$222,057	$—	$—	$222,057

Operating Expenses and Other Income (Expense):
Depletion, depreciation, amortization and accretion	$(118,340)	$(28)	$—	$(118,368)
Interest income	104	306	—	410
Interest expense	(18,558)	—	—	(18,558)
Earnings in unconsolidated subsidiaries	—	239	—	239
Subtotal Operating Expenses and Other Income (Expense):	$(136,794)	$517	$—	$(136,277)

Segment Assets	$3,966,523	$286,550	$(524)	$4,252,549
Capital Expenditures	$222,890	$68,607	$—	$291,497
Investment in Equity Method Investees	$—	$27,826	$—	$27,826
Segment EBITDAX	$129,534	$(223)	$—	$129,311

	For the Three Months Ended June 30, 2018
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from external customers	$260,196	$—	$—	$260,196
Intersegment revenues	—	—	—	—
Total Revenues	$260,196	$—	$—	$260,196

Operating Expenses and Other Income (Expense):
Depletion, depreciation, amortization and accretion	$(106,774)	$—	$—	$(106,774)
Interest income	96	—	—	96
Interest expense	(19,202)	—	—	(19,202)
Earnings in unconsolidated subsidiaries	—	704	—	704
Subtotal Operating Expenses and Other Income (Expense):	$(125,880)	$704	$—	$(125,176)

Segment Assets	$3,788,624	$35,436	$—	$3,824,060
Capital Expenditures	$280,363	$14,603	$—	$294,966
Investment in Equity Method Investees	$—	$9,019	$—	$9,019
Segment EBITDAX	$152,439	$704	$—	$153,143

Financial information of the Company's reportable segments was as follows for the six months ended June 30, 2019 and 2018 (in thousands).

	For the Six Months Ended June 30, 2019
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from external customers	$443,974	$—	$—	$443,974
Intersegment revenues	—	—	—	—
Total Revenues	$443,974	$—	$—	$443,974

Operating Expenses and Other Income (Expense):
Depletion, depreciation, amortization and accretion	$(237,091)	$(47)	$—	$(237,138)
Interest income	258	931	—	1,189
Interest expense	(31,566)	—	—	(31,566)
Earnings in unconsolidated subsidiaries	—	404	—	404
Subtotal Operating Expenses and Other Income (Expense):	$(268,399)	$1,288	$—	$(267,111)

Segment Assets	$3,966,523	$286,550	$(524)	$4,252,549
Capital Expenditures	$381,512	$127,470	$—	$508,982
Investment in Equity Method Investees	$—	$27,826	$—	$27,826
Segment EBITDAX	$268,045	$(547)	$—	$267,498

	For the Six Months Ended June 30, 2018
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from external customers	$490,411	$—	$—	$490,411
Intersegment revenues	—	—	—	—
Total Revenues	$490,411	$—	$—	$490,411

Operating Expenses and Other Income (Expense):
Depletion, depreciation, amortization and accretion	$(202,981)	$—	$—	$(202,981)
Interest income	145	—	—	145
Interest expense	(82,504)	—	—	(82,504)
Earnings in unconsolidated subsidiaries	—	1,043	—	1,043
Subtotal Operating Expenses and Other Income (Expense):	$(285,340)	$1,043	$—	$(284,297)

Segment Assets	$3,788,624	$35,436	$—	$3,824,060
Capital Expenditures	$528,067	$20,178	$—	$548,245
Investment in Equity Method Investees	$—	$9,019	$—	$9,019
Segment EBITDAX	$293,072	$1,043	$—	$294,115

The following table presents a reconciliation of Adjusted EBITDAX by segment to the GAAP financial measure of income (loss) before income taxes for the three and six months ended June 30, 2019 and 2018 (in thousands).

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Reconciliation of Adjusted EBITDAX to Income (Loss) Before Income Taxes
Exploration and production segment EBITDAX	$129,534	$152,439	$268,045	$293,072
Gathering and facilities segment EBITDAX	(223)	704	(547)	1,043
Subtotal of Reportable Segments	$129,311	$153,143	$267,498	$294,115
Less:
Depletion, depreciation, amortization and accretion	$(118,368)	$(106,774)	$(237,138)	$(202,981)
Impairment of long lived assets	(2,985)	(128)	(11,233)	(128)
Exploration expenses	(13,287)	(3,021)	(19,481)	(10,288)
Gain on sale of property and equipment	97	59,902	319	59,902
Gain (loss) on commodity derivatives	73,519	(89,511)	(48,572)	(139,839)
Settlements on commodity derivative instruments	14,203	35,652	24,532	58,905
Premiums paid for derivatives that settled during the period	9,549	730	19,098	3,235
Stock-based compensation expense	(14,937)	(17,743)	(27,945)	(33,464)
Amortization of debt issuance costs	(1,328)	(926)	(2,826)	(11,368)
Make-whole premium on 2021 Senior Notes	—	—	—	(35,600)
Gain on repurchase of 2026 Senior Notes	3,169	—	10,486	—
Interest expense	(20,399)	(18,276)	(39,226)	(35,536)
Income (Loss) Before Income Taxes	$58,544	$13,048	$(64,488)	$(53,047)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. MD&A should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1 of this Quarterly Report. The following information updates the discussion of the Company’s financial condition provided in its Annual Report and analyzes the changes in the results of operations between the three and six months ended June 30, 2019 and 2018.

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

Financial Results

For the three and six months ended June 30, 2019, crude oil, natural gas and NGL sales, coupled with the impact of settled derivatives, decreased to $198.3 million and $400.3 million, respectively, as compared to $224.4 million and $428.3 million, respectively, in the same prior year periods due to a decrease of $7.23 and $6.12 in realized price per BOE, respectively, including settled derivatives, partially offset by an increase in sales volumes of 846 MBoe and 1,883 MBoe, respectively.

For the three and six months ended June 30, 2019, we had net income of $43.4 million and net loss of $50.6 million, respectively, as compared to net income of $8.8 million and net loss of $43.1 million for the three and six months ended June 30, 2018, respectively. The change to net income for the three months ended June 30, 2019 from the three months ended June 30, 2018 was primarily driven by an increase in commodity derivative gain of $163.0 million, partially offset by a decrease in sales revenues of $38.1 million and an increase in operating expenses of $20.2 million excluding the gain on sale of property and equipment of $59.8 million. The change to net loss for the six months ended June 30, 2019 from the six months ended June 30, 2018 was primarily driven by a decrease in sales revenues of $46.4 million, an increase in operating expenses of $107.9 million, a decrease in commodity derivative loss of $91.3 million, and a decrease in interest expense of $50.9 million related to redemption of the Company's 2021 Senior Notes during the six months ended June 30, 2018.

Adjusted EBITDAX was $129.3 million and $267.5 million for the three and six months ended June 30, 2019, respectively, as compared to $153.1 million and $294.1 million for the three and six months ended June 30, 2018, respectively, reflecting a 15.6% decrease and a 9.0% decrease, respectively. Adjusted EBITDAX is a non-GAAP financial measure. For a definition of Adjusted EBITDAX and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “—Adjusted EBITDAX.”

Operational Results

During the three months ended June 30, 2019, our aggregate drilling, completion, and leasehold capital expenditures, totaled $222.8 million, of which $210.2 million was drilling and completion additions and $12.6 million was leasehold and surface acreage additions. This excludes the impact of the decrease in outstanding elections of $12.7 million. In addition, Elevation Midstream, LLC, our wholly owned midstream subsidiary, incurred $68.6 million of capital expenditures during the three months ended June 30, 2019. These capital expenditures are funded entirely pursuant to the Elevation Midstream, LLC Securities Purchase Agreement.

During the three months ended June 30, 2019, we drilled 33 gross (27 net) wells with an average length of approximately 9,400 feet and completed 36 gross (31 net) wells with an average lateral length of approximately 10,100 feet. We turned to sales 36 gross (32 net) wells with an average lateral length of approximately 6,800 feet.

Recent Developments

Elevation Preferred Units

On July 10, 2019, Elevation closed on an additional 100,000 Preferred Units under the existing securities purchase agreement with a third party, pursuant to which Elevation agreed to sell an additional 100,000 Preferred Units of Elevation at a price of $990 per Elevation Preferred Unit with an aggregate liquidation preference of $100.0 million resulting in net proceeds of approximately $99.0 million. These Preferred Units are non-recourse to Extraction.

June 2019 Credit Facility Amendment

On June 26, 2019, we amended our revolving credit facility to (i) increase the elected commitments from $650.0 million to $900.0 million, (ii) increase the amount for permitted letters of credit from $50.0 million to $100.0 million and increase the letter of credit sublimit for the Company's oil marketer from $35.0 million to $40.0 million, (iii) decrease the borrowing base from $1.2 billion to $1.1 billion and (iv) increase the limitation on permitted investments from $15.0 million to $20.0 million.

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

Senior Notes Repurchase Program

On January 4, 2019, our Board of Directors authorized a program, subject to the amendment to our revolving credit facility, to repurchase up to $100.0 million of our Senior Notes (“Senior Notes Repurchase Program”). Our Senior Notes Repurchase Program does not obligate us to acquire any specific nominal amount of Senior Notes. For the six months ended June 30, 2019, we repurchased 2026 Senior Notes with a nominal value of $49.8 million for $39.3 million in connection with the Senior Notes Repurchase Program.

Stock Repurchase Program

On November 19, 2018, we announced the Board of Directors had authorized a program to repurchase up to $100.0 million of our common stock ("Stock Repurchase Program"). On April 1, 2019, we announced the Board of Directors had authorized an extension and increase in our ongoing Stock Repurchase Program ("Extended Stock Repurchase Program"). We have purchased approximately 13.0 million shares of its common stock for $63.2 million under the Stock Repurchase Program, prior to the Extended Stock Repurchase Program. We are authorized to repurchase an incremental $100.0 million in common stock from the date of the Extended Stock Repurchase Program, bringing the total amount authorized to be repurchased to approximately $163.2 million. Our Stock Repurchase Program does not obligate us to acquire any specific number of shares and will expire on December 31, 2019. We intend to conduct any open market stock repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the six months ended June 30, 2019, we repurchased approximately 29.4 million shares of our common stock for $115.7 million. Subsequent to June 30, 2019 through the date of this filing, we repurchased approximately 4.8 million additional shares of our common stock for $21.2 million.

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

Sources of Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGL that are extracted from our natural gas during processing. Our oil, natural gas and NGL revenues do not include the effects of derivatives. For the three months ended June 30, 2019, our revenues were derived 83% from oil sales, 10% from natural gas sales and 7% from NGL sales. For the three months ended June 30, 2018, our revenues were derived 82% from oil sales, 8% from natural gas sales and 10% from NGL sales. For the six months ended June 30, 2019, our revenues were derived 79% from oil sales, 13% from natural gas sales and 8% from NGL sales. For the six months ended June 30, 2018, our revenues were derived 80% from oil sales, 9% from natural gas sales and 11% from NGL sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Sales Volumes

The following table presents historical sales volumes for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Oil (MBbl)	3,650	3,531	7,233	6,776
Natural gas (MMcf)	15,055	11,370	29,015	21,774
NGL (MBbl)	1,380	1,268	2,707	2,488
Total (MBoe)	7,540	6,694	14,776	12,893
Average net sales (BOE/d)	82,856	73,563	81,635	71,231

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

Realized Prices on the Sale of Oil, Natural Gas and NGL

Our results of operations depend upon many factors, particularly the price of oil, natural gas and NGL and our ability to market our production effectively. Oil, natural gas and NGL prices are among the most volatile of all commodity prices. For example, during the period from January 1, 2014 to June 30, 2019, NYMEX West Texas Intermediate oil prices ranged from a high of $107.26 per Bbl to a low of $26.21 per Bbl. Average daily prices for NYMEX Henry Hub gas ranged from a high of $6.15 per MMBtu to a low of $1.64 per MMBtu during the same period. Declines in, and continued depression of, the price of oil and natural gas occurring during 2015 also during 2018 and 2019 are due to a combination of factors including increased U.S. supply, global economic concerns and geopolitical risks. These price variations can have a material impact on our financial results and capital expenditures.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Oil
NYMEX WTI High ($/Bbl)	$66.30	$74.15	$66.30	$74.15
NYMEX WTI Low ($/Bbl)	$51.14	$62.06	$46.54	$59.19
NYMEX WTI Average ($/Bbl)	$59.91	$67.91	$57.45	$65.46
Average Realized Price ($/Bbl)	$50.72	$60.46	$48.46	$58.11
Average Realized Price, with derivative settlements ($/Bbl)	$43.83	$48.89	$42.87	$47.28
Average Realized Price as a % of Average NYMEX WTI	84.7%	89.0%	84.4%	88.8%
Differential ($/Bbl) to Average NYMEX WTI	$(9.19)	$(7.45)	$(8.99)	$(7.35)
Natural Gas
NYMEX Henry Hub High ($/MMBtu)	$2.71	$3.02	$3.59	$3.63
NYMEX Henry Hub Low ($/MMBtu)	$2.19	$2.66	$2.19	$2.55
NYMEX Henry Hub Average ($/MMBtu)	$2.51	$2.83	$2.69	$2.84
NYMEX Henry Hub Average converted to a $/Mcf basis (factor of 1.1 to 1)	$2.76	$3.11	$2.96	$3.12
Average Realized Price ($/Mcf)	$1.44	$1.74	$1.98	$2.02
Average Realized Price, with derivative settlements ($/Mcf)	$1.53	$2.19	$1.88	$2.53
Average Realized Price as a % of Average NYMEX Henry Hub(1)	52.2%	55.9%	66.9%	64.7%
Differential ($/Mcf) to Average NYMEX Henry Hub	$(1.32)	$(1.37)	$(0.98)	$(1.10)
NGL
Average Realized Price ($/Bbl)	$11.04	$21.22	$13.24	$21.21
Average Realized Price as a % of Average NYMEX WTI	18.4%	31.2%	23.0%	32.4%
BOE
Average Realized Price per BOE	$29.45	$38.87	$30.05	$38.04
Average Realized Price per BOE with derivative settlements	$26.30	$33.53	$27.09	$33.22

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

We have historically been able to hedge our oil and natural gas production at prices that are significantly higher than current strip prices. However, in the current commodity price environment, our ability to enter into comparable derivative arrangements at favorable prices may be limited, and, we are not obligated to hedge a specific portion of our oil or natural gas production. The following summarizes our derivative positions related to crude oil and natural gas sales in effect as of June 30, 2019:

	2019	2020	2021
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	4,400,000	4,400,000	1,800,000
Weighted average fixed price ($/Bbl)	$56.65	$60.09	$59.80
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	3,200,000	11,025,000	1,800,000
Weighted average purchased put price ($/Bbl)	$55.31	$54.99	$55.02
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	2,600,000	11,025,000	1,800,000
Weighted average sold call price ($/Bbl)	$64.17	$62.40	$63.70
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	3,000,000	15,000,000	3,600,000
Weighted average sold put price ($/Bbl)	$43.93	$42.79	$43.58
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	18,000,000	35,400,000	—
Weighted average fixed price ($/MMBtu)	$2.75	$2.75	$—
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	—	600,000	—
Weighted average purchased put price ($/MMBtu)	$—	$2.90	$—
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	—	600,000	—
Weighted average sold call price ($/MMBtu)	$—	$3.48	$—
CIG Basis Gas Swaps:
Notional volume (MMBtu)	22,200,000	43,200,000	—
Weighted average fixed basis price ($/MMBtu)	$(0.72)	$(0.61)	$—

The following table summarizes our historical derivative positions and the settlement amounts for each of the periods indicated.

	For the Six Months Ended
	June 30,
	2019	2018
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	3,000,000	3,000,000
Weighted average fixed price ($/Bbl)	$54.64	$50.70
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	9,850,000	7,827,000
Weighted average purchased put price ($/Bbl)	$46.21	$41.94
NYMEX WTI Crude Purchased Calls:
Notional volume (Bbl)	10,500,000	570,000
Weighted average purchased call price ($/Bbl)	$63.59	$60.69
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	13,400,000	3,370,000
Weighted average sold call price ($/Bbl)	$62.24	$56.17
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	8,700,000	6,838,000
Weighted average sold put price ($/Bbl)	$43.58	$38.22
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	14,400,000	21,000,000
Weighted average fixed price ($/MMBtu)	$2.88	$3.16
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	3,600,000	1,200,000
Weighted average purchased put price ($/MMBtu)	$3.04	$3.00
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	3,600,000	1,200,000
Weighted average sold call price ($/MMBtu)	$3.46	$3.15
NYMEX HH Natural Gas Sold Puts:
Notional volume (MMBtu)	3,000,000	—
Weighted average sold put price ($/MMBtu)	$2.50	$—
CIG Basis Gas Swaps:
Notional volume (MMBtu)	20,000,000	16,475,000
Weighted average fixed basis price ($/MMBtu)	$(0.74)	$(0.53)
Total Amounts Received/(Paid) from Settlement (in thousands)	$(24,532)	$(58,905)
Cash provided by changes in Accounts Receivable and Accounts Payable related to Commodity Derivatives	$2,614	$4,626
Cash Settlements on Commodity Derivatives per Consolidated Statements of Cash Flows	$(21,918)	$(54,279)

Lease Operating Expenses

All direct and allocated indirect costs of lifting hydrocarbons from a producing formation to the surface constitutes part of the current operating expenses of a working interest. Such costs include labor, superintendence, supplies, repairs, maintenance, water injection and disposal costs, allocated overhead charges, workover, insurance and other expenses incidental to production, but exclude lease acquisition or drilling or completion expenses. We are seeing increases in costs associated with equipment rental and services, related to the increase in commodity pricing during 2018 and through the first half of 2019.

Capital Expenditures

For the six months ended June 30, 2019, we incurred approximately $349.7 million in drilling and completion capital expenditures, excluding the impact of a decrease in outstanding elections of $4.4 million. For the six months ended June 30, 2019, we drilled 63 gross (53 net) wells with an average lateral length of approximately 8,200 feet and completed 76 gross (66 net) wells with an average lateral length of approximately 8,600 feet. We turned to sales 43 gross (38 net) wells with an average lateral length of approximately 7,300 feet. In addition, we incurred approximately $31.7 million of leasehold and surface acreage additions, excluding the impact of the increase in outstanding elections of $3.4 million. In addition, Elevation Midstream, LLC, our wholly owned midstream subsidiary, incurred $127.5 million of capital expenditures during the six months ended June 30, 2019. These capital expenditures are funded entirely pursuant to the Elevation Midstream, LLC Securities Purchase Agreement.

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

Adjusted EBITDAX

Adjusted EBITDAX is not a measure of net income (loss) as determined by United States generally accepted accounting principles (“GAAP”). Adjusted EBITDAX is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDAX as net income (loss) adjusted for certain cash and non-cash items, including depletion, depreciation, amortization and accretion (“DD&A”), impairment of long lived assets, exploration expenses, (gain) loss on sale of property and equipment, (gain) loss on commodity derivatives, settlements on commodity derivative instruments, premiums paid for derivatives that settled during the period, stock-based compensation expense, amortization of debt issuance costs, make-whole premiums, gain on repurchase of notes, interest expense, income tax expense (benefit) and non-recurring charges. Adjusted EBITDAX is also used to evaluate the performance of reportable segments. See Note 13 - Segment Information in Item 8 in this Quarterly Report for more information regarding the EBITDAX of reportable segments.

Management believes Adjusted EBITDAX is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDAX because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDAX should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP or as an indicator of our operating performance. Certain items excluded from Adjusted EBITDAX are significant components in understanding and assessing a company's financial performance, such as a company's cost of capital, hedging strategy and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDAX. Our computations of Adjusted EBITDAX may not be comparable to other similarly titled measure of other companies. We believe that Adjusted EBITDAX is a widely followed measure of operating performance. Additionally, our management team believes Adjusted EBITDAX is useful to an investor in evaluating our financial performance because this measure (i) is widely used by investors in the oil and natural gas industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, among other factors; (ii) helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure; and (iii) is used by our management team for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting.

The following table presents a reconciliation of Adjusted EBITDAX to the GAAP financial measure of net income (loss) for each of the periods indicated (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of Net Income (Loss) to Adjusted EBITDAX:
Net income (loss)	$43,444	$8,848	$(50,588)	$(43,147)
Add back:
Depletion, depreciation, amortization and accretion	118,368	106,774	237,138	202,981
Impairment of long lived assets	2,985	128	11,233	128
Exploration expenses	13,287	3,021	19,481	10,288
Gain on sale of property and equipment	(97)	(59,902)	(319)	(59,902)
(Gain) loss on commodity derivatives	(73,519)	89,511	48,572	139,839
Settlements on commodity derivative instruments	(14,203)	(35,652)	(24,532)	(58,905)
Premiums paid for derivatives that settled during the period	(9,549)	(730)	(19,098)	(3,235)
Stock-based compensation expense	14,937	17,743	27,945	33,464
Amortization of debt issuance costs	1,328	926	2,826	11,368
Make-whole premium on 2021 Senior Notes	—	—	—	35,600
Gain on repurchase of 2026 Senior Notes	(3,169)	—	(10,486)	—
Interest expense	20,399	18,276	39,226	35,536
Income tax expense (benefit)	15,100	4,200	(13,900)	(9,900)
Adjusted EBITDAX	$129,311	$153,143	$267,498	$294,115

Items Affecting the Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

•
On January 1, 2019, we adopted ASC 842 - Leases. We adopted using the modified retrospective transition approach to apply the new standard to all leases entered into on or after January 1, 2019 and all existing leases. ASC 842 supersedes previous lease recognition requirements in ASC 840 and resulted in the recognition of $23.0 million of right-of-use assets and $28.7 million of lease liabilities on the condensed consolidated balance sheet as of June 30, 2019. See "Part I, Item 1, Note 2—Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements—Leases" for additional information.

Historical Results of Operations and Operating Expenses

Oil, Natural Gas and NGL Sales Revenues, Operating Expenses and Other Income (Expense).

The following table provides the components of our revenues, operating expenses, other income (expense) and net income (loss) for the periods indicated (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)
Revenues:
Oil sales	$185,125	$213,481	$350,549	$393,744
Natural gas sales	21,692	19,807	57,584	43,888
NGL sales	15,240	26,908	35,841	52,779
Total Revenues	222,057	260,196	443,974	490,411
Operating Expenses:
Lease operating expenses	23,608	20,774	45,465	41,477
Transportation and gathering	11,854	9,959	22,219	17,498
Production taxes	18,580	24,389	36,709	44,712
Exploration expenses	13,287	3,021	19,481	10,288
Depletion, depreciation, amortization and accretion	118,368	106,774	237,138	202,981
Impairment of long lived assets	2,985	128	11,233	128
Gain on sale of property and equipment	(97)	(59,902)	(319)	(59,902)
General and administrative expenses	30,740	34,231	58,392	65,200
Total Operating Expenses	219,325	139,374	430,318	322,382
Operating Income	2,732	120,822	13,656	168,029
Other Income (Expense):
Commodity derivatives gain (loss)	73,519	(89,511)	(48,572)	(139,839)
Interest expense	(18,558)	(19,202)	(31,566)	(82,504)
Other income	851	939	1,994	1,267
Total Other Income (Expense)	55,812	(107,774)	(78,144)	(221,076)
Income (Loss) Before Income Taxes	58,544	13,048	(64,488)	(53,047)
Income tax (expense) benefit	(15,100)	(4,200)	13,900	9,900
Net Income (Loss)	$43,444	$8,848	$(50,588)	$(43,147)

The following table provides a summary of our sales volumes, average prices and operating expenses on a per BOE basis for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales (MBoe):	7,540	6,694	14,776	12,893
Oil sales (MBbl)	3,650	3,531	7,233	6,776
Natural gas sales (MMcf)	15,055	11,370	29,015	21,774
NGL sales (MBbl)	1,380	1,268	2,707	2,488
Sales (BOE/d):	82,856	73,563	81,635	71,231
Oil sales (Bbl/d)	40,113	38,804	39,962	37,436
Natural gas sales (Mcf/d)	165,445	124,941	160,302	120,297
NGL sales (Bbl/d)	15,168	13,935	14,956	13,746
Average sales prices(1):
Oil sales (per Bbl)	$50.72	$60.46	$48.46	$58.11
Oil sales with derivative settlements (per Bbl)	43.83	48.89	42.87	47.28
Natural gas sales (per Mcf)	1.44	1.74	1.98	2.02
Natural gas sales with derivative settlements (per Mcf)	1.53	2.19	1.88	2.53
NGL sales (per Bbl)	11.04	21.22	13.24	21.21
Average price (per BOE)	29.45	38.87	30.05	38.04
Average price with derivative settlements (per BOE)	26.30	33.53	27.09	33.22
Expense per BOE:
Lease operating expenses	$3.13	$3.10	$3.08	$3.22
Transportation and gathering	1.57	1.49	1.50	1.36
Production taxes	2.46	3.64	2.48	3.47
Exploration expenses	1.76	0.45	1.32	0.80
Depletion, depreciation, amortization and accretion	15.70	15.95	16.05	15.74
Impairment of long lived assets	0.40	0.02	0.76	0.01
General and administrative expenses	4.08	5.11	3.95	5.06
Cash general and administrative expenses	2.10	2.46	2.06	2.46
Stock-based compensation	1.98	2.65	1.89	2.60
Total operating expenses per BOE	$29.10	$29.76	$29.14	$29.66

(1)
Average prices shown in the table reflect prices both before and after the effects of our settlements of commodity derivative contracts. Our calculation of such effects includes both gains and losses on settlements for commodity derivatives and amortization of premiums paid or received on options that settled during the period.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Oil sales revenues. Crude oil sales revenues decreased by $28.4 million to $185.1 million for the three months ended June 30, 2019 as compared to crude oil sales of $213.5 million for the three months ended June 30, 2018. An increase in sales volumes between these periods contributed an $7.2 million positive impact, while a decrease in crude oil prices contributed a $35.6 million negative impact.

For the three months ended June 30, 2019, our crude oil sales averaged 40.1 MBbl/d. Our crude oil sales volume increased 3% to 3,650 MBbl for the three months ended June 30, 2019 compared to 3,531 MBbl for the three months ended June 30, 2018. The volume increase is primarily due to an increase in production from the completion of 127 gross wells from July 1, 2018 to June 30, 2019, partially offset by the natural decline of our existing properties.

The average price we realized on the sale of crude oil was $50.72 per Bbl for the three months ended June 30, 2019 compared to $60.46 per Bbl for the three months ended June 30, 2018.

Natural gas sales revenues. Natural gas sales revenues increased by $1.9 million to $21.7 million for the three months ended June 30, 2019 as compared to natural gas sales revenues of $19.8 million for the three months ended June 30, 2018. An increase in sales volumes between these periods contributed an $6.4 million positive impact, while a decrease in natural gas prices contributed a $4.5 million negative impact.

For the three months ended June 30, 2019, our natural gas sales averaged 165.4 MMcf/d. Natural gas sales volumes increased by 32% to 15,055 MMcf for the three months ended June 30, 2019 as compared to 11,370 MMcf for the three months ended June 30, 2018. The volume increase is primarily due to the completion of 127 gross wells from July 1, 2018 to June 30, 2019, partially offset by the natural decline on existing producing properties.

The average price we realized on the sale of our natural gas was $1.44 per Mcf for the three months ended June 30, 2019 compared to $1.74 per Mcf for the three months ended June 30, 2018.

NGL sales revenues. NGL sales revenues decreased by $11.7 million to $15.2 million for the three months ended June 30, 2019 as compared to NGL sales revenues of $26.9 million for the three months ended June 30, 2018. An increase in sales volumes between these periods contributed a $2.4 million positive impact, while a decrease in price contributed a $14.1 million negative impact.

For the three months ended June 30, 2019, our NGL sales averaged 15.2 MBbl/d. NGL sales volumes increased by 9% to 1,380 MBbl for the three months ended June 30, 2019 as compared to 1,268 MBbl for the three months ended June 30, 2018. The volume increase is primarily due to the completion of 127 gross wells from July 1, 2018 to June 30, 2019, partially offset by the natural decline on existing producing properties. Our NGL sales are directly associated with our natural gas sales because our natural gas volumes are processed by third parties for both residue natural gas sales and NGL sales.

The average price we realized on the sale of our NGL was $11.04 per Bbl for the three months ended June 30, 2019 compared to $21.22 per Bbl for the three months ended June 30, 2018.

Lease operating expenses ("LOE"). Our LOE increased by $2.8 million to $23.6 million for the three months ended June 30, 2019, from $20.8 million for the three months ended June 30, 2018. The increase in LOE was primarily the result of an increase in producing wells and an increase in workover repairs, partially offset by optimization of our field cost structure during the twelve months ended June 30, 2019.

On a per unit basis, LOE increased to $3.13 per BOE sold for the three months ended June 30, 2019 from $3.10 per BOE for the three months ended June 30, 2018.

Transportation and gathering ("T&G"). Our T&G expense increased by $1.9 million to $11.9 million for the three months ended June 30, 2019, from $10.0 million for the three months ended June 30, 2018. The increase in T&G was primarily due to adding more wells on fixed fee contracts for the three months ended June 30, 2019.

On a per unit basis, T&G increased to $1.57 per BOE sold for the three months ended June 30, 2019 compared to $1.49 per BOE sold for the three months ended June 30, 2018.

Production taxes. Our production taxes decreased by $5.8 million to $18.6 million for the three months ended June 30, 2019 as compared to $24.4 million for the three months ended June 30, 2018. The decrease is primarily attributable to decreased revenue as production taxes are calculated as a percentage of sales revenue. Production taxes as a percentage of sales revenue was 8.4% for the three months ended June 30, 2019 as compared to 9.4% for the three months ended June 30, 2018. The decrease in production taxes as a percentage of sales revenue relates to a decrease in the estimated ad valorem and severance tax rates for the three months ended June 30, 2019.

Exploration expenses. Our exploration expenses were $13.3 million for the three months ended June 30, 2019, which were primarily attributable to $1.2 million in expense for the extension of certain leases and $11.1 million in impairment expense related to the abandonment and impairment of unproved properties for the three months ended June 30, 2019. For the three months ended June 30, 2018, we recognized $3.0 million in exploration expenses.

Depletion, depreciation, amortization and accretion expense ("DD&A"). Our DD&A expense increased $11.6 million to $118.4 million for the three months ended June 30, 2019 as compared to $106.8 million for the three months ended June 30, 2018. This increase is due to an increase in volumes sold for the three months ended June 30, 2019 as sales increased by approximately 846 MBoe. On a per unit basis, DD&A expense decreased to $15.70 per BOE for the three months ended June 30, 2019 from $15.95 per BOE for the three months ended June 30, 2018.

Impairment of long lived assets. Our impairment expense of $3.0 million for the three months ended June 30, 2019 was related to impairment of the proved oil and gas properties in our northern field. The fair value did not exceed our carrying amount associated with the proved oil and gas properties in our northern field. Impairment expense of $0.1 million expense was recognized for the three months ended June 30, 2018.

Gain on sale of property and equipment. Our gain on sale of property and equipment was $0.1 million for the three months ended June 30, 2019. Our gain on sale of property and equipment was $59.9 million related to our April 2018 Divestitures for the three months ended June 30, 2018.

General and administrative expenses ("G&A"). General and administrative expenses decreased by $3.5 million to $30.7 million for the three months ended June 30, 2019 as compared to $34.2 million for the three months ended June 30, 2018. This decrease is primarily due to a decrease in stock-based compensation expense recognized for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. On a per unit basis, G&A expense decreased to $4.08 per BOE sold for the three months ended June 30, 2019 from $5.11 per BOE sold for the three months ended June 30, 2018.

Our G&A expenses include the non‑cash expense for stock‑based compensation for equity awards granted to our employees and directors. For the three months ended June 30, 2019 and 2018, stock‑based compensation expense was $14.9 million and $17.7 million, respectively.

Commodity derivative gain (loss). Primarily due to the decrease in NYMEX crude oil futures prices at June 30, 2019 as compared to March 31, 2019 and change in fair value from the execution of new positions, we incurred a net gain on our commodity derivatives of $73.5 million for the three months ended June 30, 2019, including the amortization of premiums. Primarily due to the increase in NYMEX crude oil futures prices at June 30, 2018 as compared to March 31, 2018 and change in fair value from the execution of new positions, we incurred a net loss on our commodity derivatives of $89.5 million for the three months ended June 30, 2018, including the amortization of premiums. These gains and losses are a result of our hedging program, which is used to mitigate our exposure to commodity price fluctuations. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program in the future. Therefore, we expect our net income (loss) to reflect the volatility of commodity price forward markets. Our cash flow will only be affected upon settlement of the transactions at the current market prices at that time. During the three months ended June 30, 2019 and 2018, we paid cash settlements of commodity derivatives totaling $14.2 million and $35.7 million, respectively.

Interest expense. Interest expense consists of interest expense on our long-term debt and amortization of debt issuance costs, net of capitalized interest. For the three months ended June 30, 2019, we recognized interest expense of $18.6 million as compared to $19.2 million for the three months ended June 30, 2018, as a result of borrowings under our revolving credit facility, our 2024 Senior Notes, our 2026 Senior Notes and the amortization of debt issuance costs.

We incurred interest expense for the three months ended June 30, 2019 of $22.2 million related to our 2024 Senior Notes, 2026 Senior Notes, and revolving credit facility. We incurred interest expense for the three months ended June 30, 2018 of approximately $20.4 million related to our revolving credit facility, our 2024 Senior Notes, and our 2026 Senior Notes. Also

included in interest expense for the three months ended June 30, 2019 and 2018 was the amortization of debt issuance costs of $1.3 million and $0.9 million, respectively. For the three months ended June 30, 2019 and 2018, we capitalized interest expense of $1.8 million and $2.1 million, respectively. Interest expense for the three months ended June 30, 2019 also includes $3.2 million of gain on debt extinguishment upon the repurchase of our 2026 Senior Notes.

Income tax expense. We recorded an income tax expense of $15.1 million and $4.2 million for the three months ended June 30, 2019 and 2018, respectively. This resulted in an effective tax rate of approximately 25.8% and 32.2% for the three months ended June 30, 2019 and 2018, respectively. Our effective tax rate for the three months ended June 30, 2019 and 2018 differs from the U.S. statutory income tax rates of 21.0% primarily due to the effects of state income taxes and estimated taxable permanent differences.

Gathering and facilities segment. The Company has two operating segments, (i) the exploration, development and production of oil, natural gas and NGL (the "exploration and production segment") and (ii) the construction and support of midstream assets to gather and process crude oil and gas production (the "gathering and facilities segment"). Prior to the fourth quarter of 2018, the Company had a single operating segment. The gathering systems and facilities operating segment is currently under development. Capital expenditures associated with gathering systems and facilities are being incurred to develop midstream infrastructure to support the Company's development of its oil and gas leasehold along with third-party activity and amounted to $68.6 million and $14.6 million for the three months ended June 30, 2019 and 2018, respectively.  Management expects that the first phase of the gathering systems and facilities will be operational at the end of the third quarter of 2019.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Oil sales revenues. Crude oil sales revenues decreased by $43.2 million to $350.5 million for the six months ended June 30, 2019 as compared to crude oil sales of $393.7 million for the six months ended June 30, 2018. An increase in sales volumes between these periods contributed an $26.6 million positive impact, while a decrease in crude oil prices contributed a $69.8 million negative impact.

For the six months ended June 30, 2019, our crude oil sales averaged 40.0 MBbl/d. Our crude oil sales volume increased 7% to 7,233 MBbl for the six months ended June 30, 2019 compared to 6,776 MBbl for the six months ended June 30, 2018. The volume increase is primarily due to an increase in production from the completion of 127 gross wells from July 1, 2018 to June 30, 2019, partially offset by the natural decline of our existing properties.

The average price we realized on the sale of crude oil was $48.46 per Bbl for the six months ended June 30, 2019 compared to $58.11 per Bbl for the six months ended June 30, 2018.

Natural gas sales revenues. Natural gas sales revenues increased by $13.7 million to $57.6 million for the six months ended June 30, 2019 as compared to natural gas sales revenues of $43.9 million for the six months ended June 30, 2018. An increase in sales volumes between these periods contributed an $14.6 million positive impact, while a decrease in natural gas prices contributed a $0.9 million negative impact.

For the six months ended June 30, 2019, our natural gas sales averaged 160.3 MMcf/d. Natural gas sales volumes increased by 33% to 29,015 MMcf for the six months ended June 30, 2019 as compared to 21,774 MMcf for the six months ended June 30, 2018. The volume increase is primarily due to the completion of 127 gross wells from July 1, 2018 to June 30, 2019, partially offset by the natural decline on existing producing properties.

The average price we realized on the sale of our natural gas was $1.98 per Mcf for the six months ended June 30, 2019 compared to $2.02 per Mcf for the six months ended June 30, 2018.

NGL sales revenues. NGL sales revenues decreased by $17.0 million to $35.8 million for the six months ended June 30, 2019 as compared to NGL sales revenues of $52.8 million for the six months ended June 30, 2018. An increase in sales volumes between these periods contributed a $4.6 million positive impact, while a decrease in price contributed a $21.6 million negative impact.

For the six months ended June 30, 2019, our NGL sales averaged 15.0 MBbl/d. NGL sales volumes increased by 9% to 2,707 MBbl for the six months ended June 30, 2019 as compared to 2,488 MBbl for the six months ended June 30, 2018. The volume increase is primarily due to the completion of 127 gross wells from July 1, 2018 to June 30, 2019, partially offset by the natural decline on existing producing properties. Our NGL sales are directly associated with our natural gas sales because our natural gas volumes are processed by third parties for both residue natural gas sales and NGL sales.

The average price we realized on the sale of our NGL was $13.24 per Bbl for the six months ended June 30, 2019 compared to $21.21 per Bbl for the six months ended June 30, 2018. The decrease in NGL prices during the period are associated with capacity constraints out of the DJ Basin.

Lease operating expenses. Our LOE increased by $4.0 million to $45.5 million for the six months ended June 30, 2019, from $41.5 million for the six months ended June 30, 2018. The increase in LOE was primarily the result of an increase in producing wells and an increase in workover repairs, partially offset by optimization of our field cost structure during the twelve months ended June 30, 2019.

On a per unit basis, LOE decreased to $3.08 per BOE sold for the six months ended June 30, 2019 from $3.22 per BOE for the six months ended June 30, 2018. The decrease in LOE per BOE is primarily a result of increased production volumes during the six months ended June 30, 2019.

Transportation and gathering. Our T&G expense increased by $4.7 million to $22.2 million for the six months ended June 30, 2019, from $17.5 million for the six months ended June 30, 2018. The increase in T&G was primarily due to adding more wells on fixed fee contracts for the six months ended June 30, 2019.

On a per unit basis, T&G increased to $1.50 per BOE sold for the six months ended June 30, 2019 compared to $1.36 per BOE sold for the six months ended June 30, 2018.

Production taxes. Our production taxes decreased by $8.0 million to $36.7 million for the six months ended June 30, 2019 as compared to $44.7 million for the six months ended June 30, 2018. The decrease is primarily attributable to decreased revenue as production taxes are calculated as a percentage of sales revenue. Production taxes as a percentage of sales revenue was 8.3% for the six months ended June 30, 2019 as compared to 9.1% for the six months ended June 30, 2018. The decrease in production taxes as a percentage of sales revenue relates to a decrease in the estimated ad valorem and severance tax rates for the six months ended June 30, 2019.

Exploration expenses. Our exploration expenses were $19.5 million for the six months ended June 30, 2019, which were primarily attributable to $1.6 million in expense for the extension of certain leases and $15.0 million in impairment expense related to the abandonment and impairment of unproved properties for the six months ended June 30, 2019. For the six months ended June 30, 2018, we recognized $10.3 million in exploration expenses.

Depletion, depreciation, amortization and accretion expense. Our DD&A expense increased $34.1 million to $237.1 million for the six months ended June 30, 2019 as compared to $203.0 million for the six months ended June 30, 2018. This increase is due to an increase in volumes sold for the six months ended June 30, 2019 as sales increased by approximately 1,883 MBoe. On a per unit basis, DD&A expense increased to $16.05 per BOE for the six months ended June 30, 2019 from $15.74 per BOE for the six months ended June 30, 2018.

Impairment of long lived assets. Our impairment expense of $11.2 million for the six months ended June 30, 2019 was related to impairment of the proved oil and gas properties in our northern field. The fair value did not exceed our carrying amount associated with the proved oil and gas properties in our northern field. Impairment expense of $0.1 million was recognized for the six months ended June 30, 2018.

Gain on sale of property and equipment. Our gain on sale of property and equipment for the six months ended June 30, 2019 was $0.3 million. Our gain on sale of property and equipment was $59.9 million related to our April 2018 Divestitures for the six months ended June 30, 2018.

General and administrative expenses. General and administrative expenses decreased by $6.8 million to $58.4 million for the six months ended June 30, 2019 as compared to $65.2 million for the six months ended June 30, 2018. This decrease is primarily due to a decrease in stock-based compensation expense recognized for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. On a per unit basis, G&A expense decreased to $3.95 per BOE sold for the six months ended June 30, 2019 from $5.06 per BOE sold for the six months ended June 30, 2018.

Our G&A expenses include the non‑cash expense for stock‑based compensation for equity awards granted to our employees and directors. For the six months ended June 30, 2019 and 2018, stock‑based compensation expense was $27.9 million and $33.5 million, respectively.

Commodity derivative loss. Primarily due to the increase in NYMEX crude oil futures prices at June 30, 2019 as compared to December 31, 2018 and change in fair value from the execution of new positions, we incurred a net loss on our commodity derivatives of $48.6 million for the six months ended June 30, 2019, including the amortization of premiums. Primarily due to the increase in NYMEX crude oil futures prices at June 30, 2018 as compared to December 31, 2017 and change in fair value from the execution of new positions, we incurred a net loss on our commodity derivatives of $139.8 million for the six months ended June 30, 2018, including the amortization of premiums. These losses are a result of our hedging program, which is used to mitigate our exposure to commodity price fluctuations. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program in the future. Therefore, we expect our net income (loss) to reflect the volatility of commodity price forward markets. Our cash flow will only be affected upon settlement of the transactions at the current market prices at that time. During the six months ended June 30, 2019, we paid cash settlements of commodity derivatives totaling $24.5 million. During the six months ended June 30, 2018, we paid cash settlements of commodity derivatives totaling $58.9 million.

Interest expense. Interest expense consists of interest expense on our long-term debt and amortization of debt issuance costs, net of capitalized interest. For the six months ended June 30, 2019, we recognized interest expense of $31.6 million as compared to $82.5 million for the six months ended June 30, 2018, as a result of borrowings under our revolving credit facility, our 2021 Senior Notes, 2024 Senior Notes, our 2026 Senior Notes and the amortization of debt issuance costs.

We incurred interest expense for the six months ended June 30, 2019 of $43.0 million related to our 2024 Senior Notes, 2026 Senior Notes, and revolving credit facility. We incurred interest expense for the six months ended June 30, 2018 of approximately $40.2 million related to our revolving credit facility, our 2021 Senior Notes, 2024 Senior Notes, our 2026 Senior Notes, as well as a make-whole premium of $35.6 million related to our repayment of 2021 Senior Notes in January and February 2018. Also included in interest expense for the six months ended June 30, 2019 and 2018 was the amortization of debt issuance costs of $2.8 million and $11.4 million, respectively. Amortization expense for the six months ended June 30, 2018 includes $9.4 million of acceleration of amortization expense upon the repayment of the 2021 Senior Notes. For the six months ended June 30, 2019 and 2018, we capitalized interest expense of $3.8 million and $4.7 million, respectively. Interest expense for the six months ended June 30, 2019 also includes $10.5 million of gain on debt extinguishment upon the repurchase of our 2026 Senior Notes.

Income tax benefit. We recorded an income tax benefit of $13.9 million and $9.9 million for the six months ended June 30, 2019 and 2018, respectively. This resulted in an effective tax rate of approximately 21.6% and 18.7% for the six months ended June 30, 2019 and 2018, respectively. Our effective tax rate for the six months ended June 30, 2019 and 2018 differs from the U.S. statutory income tax rates of 21.0% primarily due to the effects of state income taxes and estimated taxable permanent differences.

Gathering and facilities segment. The Company has two operating segments, (i) the exploration, development and production of oil, natural gas and NGL (the "exploration and production segment") and (ii) the construction and support of midstream assets to gather and process crude oil and gas production (the "gathering and facilities segment"). Prior to the fourth quarter of 2018, the Company had a single operating segment. The gathering systems and facilities operating segment is currently under development. Capital expenditures associated with gathering systems and facilities are being incurred to develop midstream infrastructure to support the Company's development of its oil and gas leasehold along with third-party activity and amounted to $127.5 million and $20.2 million for the six months ended June 30, 2019 and 2018, respectively.  Management expects that the first phase of the gathering systems and facilities will be operational at the end of the third quarter of 2019.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our revolving credit facility. Depending upon market conditions and other factors, we may also issue equity and debt securities if needed.

Historically, our primary sources of liquidity have been borrowings under our revolving credit facility, proceeds from notes offerings, equity provided by investors, including our management team, cash from the IPO and Private Placement, cash from the issuance of preferred units, and cash flows from operations and divestitures. To date, our primary use of capital has been for the acquisition of oil and gas properties to increase our acreage position, as well as development and exploration of oil and gas properties. Our borrowings, net of unamortized debt issuance costs, were approximately $1,564.7 million and $1,417.7 million at June 30, 2019, and December 31, 2018, respectively. We also have other contractual commitments, which are described in Note 11 – Commitments and Contingencies in Part I, Item I, Financial Information of this Quarterly Report.

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

We currently have both a Stock Repurchase Program and a Senior Notes Repurchase Program in place. Spending under these programs during the six months ended June 30, 2019 was $155.0 million and we expect continued spending under these programs through 2019.

The Company was authorized to repurchase an incremental $100.0 million in common stock from the date of the Extended Stock Repurchase Program, bringing the total amount authorized to be repurchased to approximately $163.2 million which has been completed as of the date of this filing.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Six Months Ended
	June 30,
	2019	2018
Net cash provided by operating activities	$218,444	$287,090
Net cash used in investing activities	$(449,244)	$(465,869)
Net cash provided by financing activities	$31,721	$240,260

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net cash provided by operating activities. For the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, our net cash provided by operating activities decreased by $68.6 million, primarily due to a decrease in operating revenues, net of expenses, $47.3 million from decreased sales prices, a decrease of $32.4 million on commodity derivative settlement payments, partially offset by an increase in sales volumes for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Additionally, there was an increase in distributions from unconsolidated subsidiaries of $1.4 million.

Net cash used in investing activities. For the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, our net cash used in investing activities decreased by $16.6 million primarily due to a decrease of $204.2 million used in drilling and completion activities, partially offset by an increase of $121.7 million used in gathering systems and facilities additions and other property and equipment additions. Additionally, there was an decrease in the sale of oil and gas properties of $52.4 million during the six months ended June 30, 2019.

Net cash provided by financing activities. For the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, our net cash provided by financing activities decreased by $208.5 million, as a result of a decrease of $739.7 million from the issuance of the 2026 Senior Notes, partially offset by an increase from redemption of the 2021 Senior Notes for $585.6 million, including a make-whole premium of $35.6 million. Additionally, there was an increase of the repurchase of common stock of $114.2 million, as result of our Share Repurchase Program, during the six months ended June 30, 2019.

Working Capital

Our working capital surplus (deficit) was $(348.9) million and $62.2 million at June 30, 2019 and December 31, 2018, respectively. Our cash balances totaled $35.9 million and $235.0 million at June 30, 2019 and December 31, 2018, respectively.

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

Debt Arrangements

Our revolving credit facility has a maximum credit amount of $1.5 billion, subject to a borrowing base of $1.1 billion, subject to the current elected commitments of $900.0 million, and certain of our current and future subsidiaries are or will be guarantors under such facility. Amounts repaid under our revolving credit facility may be re-borrowed from time to time, subject to the terms of the facility. For more information on the revolving credit facility, please see Note 4 — Long-Term Debt in Part 1, Item 1. Financial Information of this Quarterly Report. The revolving credit facility is secured by liens on substantially all of our properties.

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

Revolving Credit Facility

The amount available to be borrowed under our revolving credit facility is subject to a borrowing base that is redetermined semiannually on each May 1 and November 1, and will depend on the volumes of our proved oil and gas reserves and estimated cash flows from these reserves and other information deemed relevant by the administrative agent under our revolving credit facility. As of June 30, 2019, the borrowing base was $1.1 billion, subject to current elected commitments of $900.0 million.
Principal amounts borrowed will be payable on the maturity date, and interest will be payable quarterly for alternate base rate loans and at the end of the applicable interest period for Eurodollar loans. We have a choice of borrowing in

Eurodollars or at the alternate base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the product of: (a) the LIBOR rate, multiplied by (b) a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the reserve percentages (expressed as a decimal) on such date at which the administrative agent under our revolving credit facility is required to maintain reserves on ‘Eurocurrency Liabilities’ as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 200 to 300 basis points, depending on the percentage of our borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the adjusted one-month LIBOR rate (as calculated above) plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the percentage of our borrowing base utilized. As of June 30, 2019, we had $480.0 million of outstanding borrowings under our revolving credit facility. We may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.
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

2026 Senior Notes

In January 2018, we closed a private offering of our 2026 Senior Notes that resulted in net proceeds of approximately $737.9 million. Our 2026 Senior Notes bear interest at an annual rate of 5.625%. Interest on the 2026 Senior Notes is payable on February 1 and August 1 of each year, and the first interest payment was made on August 1, 2018. Our 2026 Senior Notes will mature on February 1, 2026. As of the date of this filing, we have repurchased 2026 Senior Notes with a nominal value of $49.8 million for $39.3 million in connection with the Senior Notes Repurchase Program.

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

Elevation Preferred Units

On July 3, 2018, Elevation entered into the Securities Purchase Agreement with the Purchaser, pursuant to which Elevation agreed to sell 150,000 Elevation Preferred Units at a price of $990 per Elevation Preferred Unit with an aggregate liquidation preference of $150.0 million, in a transaction exempt from the registration requirements under the Securities Act. The Private Placement closed on July 3, 2018 and resulted in net proceeds of approximately $141.9 million, $25.4 million of which was a reimbursement for previously incurred midstream capital expenditures and general and administrative expenses. These Elevation Preferred Units are non-recourse to Extraction, minimizing risk to our common shareholders, and represent the noncontrolling interest presented on the condensed consolidated statement of changes in stockholders' equity. Elevation is a separate entity and the assets and credit of Elevation are not available to satisfy the debts and other obligations of the Company or its other subsidiaries. As of June 30, 2019, $14.4 million of cash was held by Elevation and is earmarked for construction of pipeline infrastructure to serve the development of acreage in its Hawkeye and Southwest Wattenberg areas.

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

On July 10, 2019, Elevation closed on an additional 100,000 Preferred Units under the existing securities purchase agreement with a third party, pursuant to which Elevation agreed to sell an additional 100,000 Preferred Units of Elevation at a price of $990 per Elevation Preferred Unit with an aggregate liquidation preference of $100.0 million and resulting in net proceeds of approximately $99.0 million. These Preferred Units are non-recourse to Extraction.

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

Impact of Inflation/Deflation and Pricing

All of our transactions are denominated in U.S. dollars. Typically, as prices for oil and natural gas increase, associated costs rise. Conversely, as prices for oil and natural gas decrease, costs decline. Cost declines tend to lag and may not adjust downward in proportion to decline commodity prices. Historically, field-level prices received for our oil and natural gas production have been volatile. During the year ended December 31, 2018, commodity prices increased during the first, second and third quarter, and subsequently decreased in the fourth quarter, while during the years ended December 31, 2017 and 2016, commodity prices generally increased. During the six months ended June 30, 2019, commodity prices increased. Changes in commodity prices impact our revenues, estimates of reserves, assessments of any impairment of oil and natural gas properties, as well as values of properties being acquired or sold. Price changes have the potential to affect our ability to raise capital, borrow money, and retain personnel.

Off‑Balance Sheet Arrangements

As of June 30, 2019, we did not have material off-balance sheet arrangements, except for an agreement with our oil marketer. Our oil marketer is subject to a firm transportation agreement with a make-whole provision that allows us to satisfy any minimum volume commitment deficiencies incurred by our oil marketer with future barrels of crude oil in excess of their minimum volume commitment through October 31, 2020, subject to an evergreen provision thereafter. Please see Note 11 – Commitments and Contingencies in Part 1, Item 1 of this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including the effects of adverse changes in commodity prices and interest rates as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil, natural gas and NGL prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. All of our market risk sensitive instruments were entered into for purposes other than speculative trading. LIBOR is used as a reference rate for certain of our financial instruments, such as our revolving credit facility. LIBOR is set to be phased out at the end of 2021. We are currently reviewing how the LIBOR phase-out will affect the Company, but we do not expect the impact to be material.

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

The following tables present our derivative positions related to crude oil and natural gas sales in effect as of June 30, 2019:

	2019	2020	2021
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	4,400,000	4,400,000	1,800,000
Weighted average fixed price ($/Bbl)	$56.65	$60.09	$59.80
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	3,200,000	11,025,000	1,800,000
Weighted average purchased put price ($/Bbl)	$55.31	$54.99	$55.02
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	2,600,000	11,025,000	1,800,000
Weighted average sold call price ($/Bbl)	$64.17	$62.40	$63.70
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	3,000,000	15,000,000	3,600,000
Weighted average sold put price ($/Bbl)	$43.93	$42.79	$43.58
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	18,000,000	35,400,000	—
Weighted average fixed price ($/MMBtu)	$2.75	$2.75	$—
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	—	600,000	—
Weighted average purchased put price ($/MMBtu)	$—	$2.90	$—
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	—	600,000	—
Weighted average sold call price ($/MMBtu)	$—	$3.48	$—
CIG Basis Gas Swaps:
Notional volume (MMBtu)	22,200,000	43,200,000	—
Weighted average fixed basis price ($/MMBtu)	$(0.72)	$(0.61)	$—

As of June 30, 2019, the fair market value of our oil derivative contracts was a net asset of $24.9 million. Based on our open oil derivative positions at June 30, 2019, a 10% increase in the NYMEX WTI price would decrease our net oil derivative asset by approximately $113.4 million, while a 10% decrease in the NYMEX WTI price would increase our net oil derivative asset by approximately $102.1 million. As of June 30, 2019, the fair market value of our natural gas derivative contracts was a net asset of $11.0 million. Based upon our open commodity derivative positions at June 30, 2019, a 10% increase in the NYMEX Henry Hub price would decrease our net natural gas derivative asset by approximately $9.3 million, while a 10% decrease in the NYMEX Henry Hub price would increase our net natural gas derivative asset by approximately $9.4 million. Please see “—How We Evaluate Our Operations—Derivative Arrangements.”

Counterparty and Customer Credit Risk

Our cash and cash equivalents are exposed to concentrations of credit risk. We manage and control this risk by investing these funds with major financial institutions. We often have balances in excess of the federally insured limits.

We sell oil, natural gas and NGL to various types of customers, including pipelines and refineries. Credit is extended based on an evaluation of the customer’s financial conditions and historical payment record. The future availability of a ready market for oil, natural gas and NGL depends on numerous factors outside of our control, none of which can be predicted with certainty. For the six months ended June 30, 2019, we had certain major customers that exceeded 10% of total oil, natural gas and NGL revenues. We do not believe the loss of any single purchaser would materially impact our operating results because oil, natural gas and NGL are fungible products with well-established markets and numerous purchasers.

At June 30, 2019, we had commodity derivative contracts with nine counterparties. We do not require collateral or other security from counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting agreements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review. For the three and six months ended June 30, 2019 and 2018, we did not incur any losses with respect to counterparty contracts. None of our existing derivative instrument contracts contain credit risk related contingent features.

Interest Rate Risk

At June 30, 2019, we had $480.0 million variable-rate debt outstanding. The impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $4.8 million per year. We may begin entering into interest rate swap arrangements on a portion of our outstanding debt to mitigate the risk of fluctuations in LIBOR if we have variable-rate debt outstanding in the future. Please see “—Liquidity and Capital Resources—Debt Arrangements.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under Item 1A “Risk Factors”, included in our Quarterly Report on Form 10-Q filed with the SEC on May 2, 2019 and under Item 1A "Risk Factors", included in our Annual Report on Form 10-K filed with the SEC on February 21, 2019. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our share repurchase activity for each period presented:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in millions) (1)
April 1, 2019 - April 30, 2019	1,282,232	$4.31	1,282,232	$100.0
May 1, 2019 - May 31, 2019	2,302,175	$3.91	2,302,175	$91.0
June 1, 2019 - June 30, 2019	18,100,209	$3.85	18,100,209	$21.2
Total	21,684,616	$3.89	21,684,616	$21.2

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

10.1
Master Assignment and Amendment No. 7 to Amended and Restated Credit Agreement, dated as of June 27, 2019, by and among Extraction Oil & Gas, Inc., as borrower, certain of its subsidiaries, as guarantors, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent and issuing lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on July 01, 2019).

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

Date: August 1, 2019.

Extraction Oil & Gas, Inc.

By:	/S/ MATTHEW R. OWENS
Matthew R. Owens
President and Acting Chief Executive Officer (principal executive officer)

By:	/S/ RUSSELL T. KELLEY, JR.
Russell T. Kelley, Jr.
Chief Financial Officer (principal financial officer)