Form 10-Q
period 2019-09-30
Extraction Oil & Gas, Inc.
filed 2019-11-07
CIK 1655020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

The total number of shares of common stock, par value $0.01 per share, outstanding as of November 5, 2019 was 138,628,707.

EXTRACTION OIL & GAS, INC.

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest for the three and nine months ended September 30, 2019 and 2018	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	8
	Notes to the Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	58
Item 4.	Controls and Procedures	60

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	61
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	61
Item 6.	Exhibits	62
	Signatures	63

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

“Dekatherms” means a unit of energy used primarily to measure natural gas equal to 1,000,000 Btus (MMBtu).

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$57,728	$234,986
Accounts receivable
Trade	55,095	41,695
Oil, natural gas and NGL sales	69,750	91,225
Inventory and prepaid expenses	19,489	26,816
Commodity derivative asset	66,480	48,907
Assets held for sale	—	21,008
Total Current Assets	268,542	464,637
Property and Equipment (successful efforts method), at cost:
Proved oil and gas properties	4,494,226	3,916,622
Unproved oil and gas properties	572,400	609,284
Wells in progress	104,429	144,323
Less: accumulated depletion, depreciation and amortization	(1,498,608)	(1,152,590)
Net oil and gas properties	3,672,447	3,517,639
Gathering systems and facilities	307,038	114,469
Other property and equipment, net of accumulated depreciation	73,265	39,849
Net Property and Equipment	4,052,750	3,671,957
Non-Current Assets:
Commodity derivative asset	41,520	8,432
Other non-current assets	66,346	21,001
Total Non-Current Assets	107,866	29,433
Total Assets	$4,429,158	$4,166,027
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$216,193	$186,218
Revenue payable	96,140	117,344
Production taxes payable	114,969	57,516
Commodity derivative liability	108	196
Accrued interest payable	17,272	22,249
Asset retirement obligations	26,426	15,729
Liabilities related to assets held for sale	—	3,146
Total Current Liabilities	471,108	402,398
Non-Current Liabilities:
Credit facility	550,000	285,000
Senior Notes, net of unamortized debt issuance costs	1,085,217	1,132,659
Production taxes payable	70,560	115,607
Commodity derivative liability	83	—
Other non-current liabilities	23,412	8,072
Asset retirement obligations	67,500	54,062
Deferred tax liability	115,876	109,176
Total Non-Current Liabilities	1,912,648	1,704,576
Total Liabilities	2,383,756	2,106,974
Commitments and Contingencies—Note 11
Series A Convertible Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 185,280 issued and outstanding	169,282	164,367
Stockholders' Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 138,073,124 and 171,666,485 issued and outstanding	1,336	1,678
Treasury stock, at cost, 38,859,078 and 4,543,262 shares	(170,138)	(32,737)
Additional paid-in capital	2,164,921	2,153,661
Accumulated deficit	(378,220)	(375,788)
Total Extraction Oil & Gas, Inc. Stockholders' Equity	1,617,899	1,746,814
Noncontrolling interest	258,221	147,872
Total Stockholders' Equity	1,876,120	1,894,686
Total Liabilities and Stockholders' Equity	$4,429,158	$4,166,027
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Oil sales	$171,074	$225,467	$521,623	$619,211
Natural gas sales	16,801	23,103	74,385	66,991
NGL sales	9,099	33,590	44,940	86,369
Total Revenues	196,974	282,160	640,948	772,571
Operating Expenses:
Lease operating expenses	22,979	20,283	68,445	61,760
Transportation and gathering	6,922	11,786	29,142	29,284
Production taxes	9,711	21,605	46,419	66,317
Exploration expenses	13,245	11,038	32,725	21,326
Depletion, depreciation, amortization and accretion	114,996	107,315	352,134	310,296
Impairment of long lived assets	—	16,166	11,233	16,294
Gain on sale of property and equipment and assets of unconsolidated subsidiary	(1,011)	(83,559)	(1,329)	(143,461)
General and administrative expenses	27,445	35,365	85,835	100,565
Total Operating Expenses	194,287	139,999	624,604	462,381
Operating Income	2,687	142,161	16,344	310,190
Other Income (Expense):
Commodity derivatives gain (loss)	87,956	(35,913)	39,383	(175,752)
Interest expense	(23,224)	(20,725)	(54,791)	(103,229)
Other income	1,337	1,827	3,332	3,094
Total Other Income (Expense)	66,069	(54,811)	(12,076)	(275,887)
Income Before Income Taxes	68,756	87,350	4,268	34,303
Income tax expense	(20,600)	(22,200)	(6,700)	(12,300)
Net Income (Loss)	$48,156	$65,150	$(2,432)	$22,003
Net income attributable to noncontrolling interest	5,776	3,305	13,849	3,305
Net Income (Loss) Attributable to Extraction Oil & Gas, Inc.	42,380	61,845	(16,281)	18,698
Adjustments to reflect Series A Preferred Stock dividends and accretion of discount	(4,403)	(4,236)	(13,079)	(12,593)
Net Income (Loss) Attributable to Common Shareholders	37,977	57,609	(29,360)	6,105
Income (Loss) Per Common Share (Note 10)
Basic and diluted	$0.28	$0.33	$(0.19)	$0.03
Weighted Average Common Shares Outstanding
Basic and diluted	137,789	175,814	155,847	175,269

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Extraction Oil & Gas, Inc. Stockholders' Equity	Noncontrolling interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Amount
Balance at January 1, 2019	176,210	$1,678	4,543	$(32,737)	$2,153,661	$(375,788)	$1,746,814	$147,872	$1,894,686
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(3,975)	—	(3,975)	3,975	—
Stock-based compensation	—	—	—	—	13,008	—	13,008	—	13,008
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,596)	—	(1,596)	—	(1,596)
Repurchase of common stock	—	(77)	7,824	(32,135)	—	—	(32,212)	—	(32,212)
Restricted stock issued, including payment of tax withholdings using withheld shares	270	—	—	—	(454)	—	(454)	—	(454)
Net loss	—	—	—	—	—	(94,032)	(94,032)	—	(94,032)
Balance at March 31, 2019	176,480	$1,601	12,367	$(64,872)	$2,157,923	$(469,820)	$1,624,832	$151,837	$1,776,669
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(4,098)	—	(4,098)	4,098	—
Stock-based compensation	—	—	—	—	14,957	—	14,957	—	14,957
Series A Preferred Stock dividends	—	—	—	—	(2,722)	—	(2,722)	—	(2,722)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,637)	—	(1,637)	—	(1,637)
Repurchase of common stock	—	(217)	21,685	(84,067)	—	—	(84,284)	—	(84,284)
Restricted stock issued, including payment of tax withholdings using withheld shares	108	—	—	—	(128)	—	(128)	—	(128)
Net income	—	—	—	—	—	43,444	43,444	—	43,444
Balance at June 30, 2019	176,588	$1,384	34,052	$(148,939)	$2,164,295	$(426,376)	$1,590,364	$155,945	$1,746,309
Preferred Units issued	—	—	—	—	—	—	—	99,000	99,000
Preferred Units issuance costs	—	—	—	—	—	—	—	(2,500)	(2,500)
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(5,776)	—	(5,776)	5,776	—
Stock-based compensation	—	—	—	—	11,387	—	11,387	—	11,387
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,682)	—	(1,682)	—	(1,682)
Repurchase of common stock	—	(48)	4,807	(21,199)	—	—	(21,247)	—	(21,247)
Restricted stock issued, including payment of tax withholdings using withheld shares	344	—	—	—	(582)	—	(582)	—	(582)
Net income	—	—	—	—	—	48,156	48,156	—	48,156
Balance at September 30, 2019	176,932	$1,336	38,859	$(170,138)	$2,164,921	$(378,220)	$1,617,899	$258,221	$1,876,120

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Extraction Oil & Gas, Inc. Stockholders' Equity	Noncontrolling interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Amount
Balance at January 1, 2018	172,060	$1,718	165	$(2,105)	$2,114,795	$(497,643)	$1,616,765	$—	$1,616,765
Stock-based compensation	2,794	—	—	—	15,721	—	15,721	—	15,721
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,438)	—	(1,438)	—	(1,438)
Repurchase of common stock	—	—	166	(2,309)	—	—	(2,309)	—	(2,309)
Restricted stock issued, including payment of tax withholdings using withheld shares	852	—	—	—	(2,305)	—	(2,305)	—	(2,305)
Net loss	—	—	—	—	—	(51,995)	(51,995)	—	(51,995)
Balance at March 31, 2018	175,706	$1,718	331	$(4,414)	$2,124,052	$(549,638)	$1,571,718	$—	$1,571,718
Stock-based compensation	—	—	—	—	17,743	—	17,743	—	17,743
Series A Preferred Stock dividends	—	—	—	—	(2,722)	—	(2,722)	—	(2,722)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,477)	—	(1,477)	—	(1,477)
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Restricted stock issued, including payment of tax withholdings using withheld shares	92	—	—	—	(226)	—	(226)	—	(226)
Net income	—	—	—	—	—	8,848	8,848	—	8,848
Balance at June 30, 2018	175,798	$1,718	331	$(4,414)	$2,137,370	$(540,790)	$1,593,884	$—	$1,593,884
Preferred Units issued	—	—	—	—	—	—	—	148,500	148,500
Preferred Units issuance costs	—	—	—	—	—	—	—	(7,933)	(7,933)
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(3,305)	—	(3,305)	3,305	—
Stock-based compensation	—	—	—	—	17,420	—	17,420	—	17,420
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,515)	—	(1,515)	—	(1,515)
Repurchase of common stock	—	—	154	(2,125)	—	—	(2,125)	—	(2,125)
Restricted stock issued, including payment of tax withholdings using withheld shares	63	—	—	—	(331)	—	(331)	—	(331)
Net income	—	—	—	—	—	65,150	65,150	—	65,150
Balance at September 30, 2018	175,861	$1,718	485	$(6,539)	$2,146,918	$(475,640)	$1,666,457	$143,872	$1,810,329

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(2,432)	$22,003
Reconciliation of net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	352,134	310,296
Abandonment and impairment of unproved properties	26,166	15,463
Impairment of long lived assets	11,233	16,294
Gain on sale of property and equipment	(319)	(59,849)
Gain on sale of assets of unconsolidated subsidiary	(1,010)	(83,612)
Gain on repurchase of 2026 Senior Notes	(10,486)	—
Amortization of debt issuance costs	3,799	12,303
Non-cash lease expense	7,739	—
Deferred rent	—	442
Commodity derivatives (gain) loss	(39,383)	175,752
Settlements on commodity derivatives	(18,527)	(93,482)
Premiums paid on commodity derivatives	(2,852)	(17,271)
Earnings in unconsolidated subsidiaries	(1,217)	(1,886)
Distributions from unconsolidated subsidiaries	2,630	1,684
Make-whole premium paid on 2021 Senior Notes	—	35,600
Deferred income tax expense	6,700	12,300
Stock-based compensation	39,306	50,883
Changes in current assets and liabilities:
Accounts receivable—trade	(1,395)	4,573
Accounts receivable—oil, natural gas and NGL sales	16,293	(13,865)
Inventory and prepaid expenses	(3,479)	(637)
Accounts payable and accrued liabilities	231	(14,780)
Revenue payable	(21,723)	60,946
Production taxes payable	12,211	49,657
Accrued interest payable	(4,977)	(5,015)
Asset retirement expenditures	(14,081)	(9,437)
Net cash provided by operating activities	356,561	468,362
Cash flows from investing activities:
Oil and gas property additions	(526,187)	(774,787)
Sale of property and equipment	41,982	72,345
Gathering systems and facilities additions	(169,180)	(41,359)
Other property and equipment additions	(32,575)	(11,944)
Investment in unconsolidated subsidiaries	(22,487)	(6,000)
Distributions from unconsolidated subsidiary, return of capital	569	—
Sale of assets of unconsolidated subsidiary	1,010	83,612
Net cash used in investing activities	(706,868)	(678,133)
Cash flows from financing activities:
Borrowings under credit facility	375,000	590,000
Repayments under credit facility	(110,000)	(390,000)
Proceeds from the issuance of 2026 Senior Notes	—	739,664
Repayments of 2021 Senior Notes	—	(550,000)
Make-whole premium paid on 2021 Senior Notes	—	(35,600)
Repurchase of 2026 Senior Notes	(39,325)	—
Repurchase of commons stock	(137,743)	(4,434)
Payment of employee payroll withholding taxes	(1,164)	(2,862)
Dividends on Series A Preferred Stock	(8,164)	(8,164)
Debt and equity issuance costs	(2,055)	(3,103)
Proceeds from issuance of Preferred Units	99,000	148,500
Preferred Unit issuance costs	(2,500)	(6,933)
Net cash provided by financing activities	173,049	477,068
(Decrease) increase in cash and cash equivalents	(177,258)	267,297
Cash, cash equivalents and restricted cash at beginning of period	234,986	6,768
Cash, cash equivalents and restricted cash at end of the period	$57,728	$274,065
Supplemental cash flow information:
Property and equipment included in accounts payable and accrued liabilities	$158,178	$148,156
Cash paid for interest	$71,878	$66,673
Issuance of promissory note to unconsolidated subsidiary	$—	$35,329
Extinguishment of promissory note in exchange for equity with unconsolidated subsidiary	$—	$(35,329)
Accretion of beneficial conversion feature of Series A Preferred Stock	$4,915	$4,429
Preferred Units paid-in-kind commitment fees and dividends	$13,849	$3,305
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

Elevation Midstream, LLC (“Elevation”), a Delaware limited liability company and an unrestricted subsidiary of the Company, is focused on the construction of gathering systems and facilities operations to serve the development of acreage in the Company’s Hawkeye and Southwest Wattenberg areas. Midstream assets of Elevation are represented as the gathering systems and facilities line item within the condensed consolidated balance sheets. As of September 30, 2019, these gathering systems and facilities operations were not in service, therefore, there were no associated revenues for the three and nine months then ended. On October 3, 2019, Elevation commenced moving crude oil, natural gas and water through its Badger central gathering facility, which enables Extraction to efficiently transport its crude oil and natural gas production along with water used during the completion process. The use of this gathering facility allows for the elimination of oil or water storage on the well pad site and reduces truck traffic, which minimizes the impact to the surrounding environment and communities.

On July 10, 2019, Elevation closed on the issuance of an additional 100,000 Preferred Units of Elevation (the "Elevation Preferred Units") under an existing securities purchase agreement with a third party, pursuant to which Elevation had agreed to sell an additional 100,000 Elevation Preferred Units at a price of $990 per Elevation Preferred Unit with an aggregate liquidation preference of $100.0 million, and resulting in net proceeds of approximately $96.5 million, after deducting discounts and related offering expenses. These Elevation Preferred Units are non-recourse to Extraction.

On November 19, 2018, the Company announced that the Board of Directors had authorized a program to repurchase up to $100.0 million of the Company's common stock ("Stock Repurchase Program"). On April 1, 2019, the Company announced the Board of Directors had authorized an extension and increase to the ongoing Stock Repurchase Program bringing the total amount authorized to $163.2 million ("Extended Stock Repurchase Program"). Prior to commencing the Extended Stock Repurchase Program, the Company had purchased approximately 13.0 million shares of its common stock for $63.2 million under the Stock Repurchase Program. The Company was authorized to repurchase an incremental $100.0 million in common stock, which repurchases were completed in the third quarter of 2019, bringing the total amount of common stock repurchased to $163.2 million. During the three and nine months ended September 30, 2019, the Company repurchased approximately 4.8 million and 34.1 million shares of its common stock for $21.2 million and $136.9 million, respectively.

Note 2—Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company, including its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and the Securities and Exchange Commission rules and regulation for interim financial reporting. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals that are considered necessary for a fair statement of the unaudited condensed consolidated financial information, have been included. However, operating results for the period presented are not necessarily indicative of the results that may be expected for a full year. Interim condensed consolidated financial statements and the year-end balance sheet do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report.

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

The Company has elected, for all classes of underlying assets, to not apply the balance sheet recognition requirements of ASC 842 to leases with a term of one year or less, and instead, recognize the lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term. The Company has also made the election, for its certain drilling equipment, completions equipment, equipment ancillary to drilling and completions, compressors and office equipment classes of underlying assets, to account for lease and non-lease components in a contract as a single lease component.

For the three and nine months ended September 30, 2019, lease costs, which represent the straight-line lease expense of right-of-use ("ROU") assets and short-term leases, were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Costs included in the Condensed Consolidated Balance Sheets
Proved oil and gas properties, including drilling, completions and ancillary equipment, and gathering systems and facilities (1)	$92,023	$230,940

Lease Costs included in the Condensed Consolidated Statements of Operations
Operating lease costs (2)	$9,210	$22,627
General and administrative expenses (3)	$1,054	$2,811
Total operating lease costs	$10,264	$25,438

Total lease costs	$102,287	$256,378

(1) Represents short-term lease capital expenditures related to drilling rigs, completions equipment and other equipment ancillary to the drilling and completion of wells.
(2) Includes $2.3 million and $6.5 million of lease costs and $0.2 million and $0.4 million of variable costs associated with operating leases for the three and nine months ended September 30, 2019, respectively.
(3) Includes $0.3 million and $1.0 million of lease costs and $0.4 million and $1.0 million of variable costs associated with operating leases, as well as $0.1 million and $0.2 million of sublease income for the three and nine months ended September 30, 2019, respectively.

Supplemental cash flow information related to operating leases for the nine months ended September 30, 2019, was as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$(9,014)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$(2,997)

Supplemental balance sheet information related to operating and finance leases as of September 30, 2019, were as follows (in thousands, except lease term and discount rate):

	Classification	As of September 30, 2019
Operating Leases
Operating lease right-of-use assets	Other non-current assets	$20,470
Operating lease obligation - short-term	Accounts payable and accrued liabilities	9,236
Operating lease obligation - long-term	Other non-current liabilities	16,827
Total operating lease liabilities		$26,063

Weighted Average Remaining Lease Term in Years
Operating leases		5.8
Weighted Average Discount Rate
Operating leases		4.7%

As of September 30, 2019, the Company was subject to commitments on one drilling rig contracted through November 2019. These costs are capitalized within proved oil and gas properties on the condensed consolidated balance sheets and are included as short-term lease costs. Beginning in November 2019, the Company will be subject to commitments on one drilling rig contracted through February 2021. As of September 30, 2019, the Company had an insignificant amount of additional operating leases that have not yet commenced, of which none included involvement with the construction or design of the underlying asset.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02—Leases (Topic 842), which requires lessee recognition on the balance sheet of a right of use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statements of cash flows. It is effective for fiscal years commencing after December 15, 2018. The FASB subsequently issued ASU No. 2017-13, ASU No. 2018-01, ASU No. 2018-10, ASU No. 2018-11 and ASU No. 2019-01, which provided additional implementation guidance. The Company adopted the accounting standard using a modified retrospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Company has elected the package of practical expedients permitted under the transition guidance with the new standard, which among other things, requires no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for existing leases upon adoption. The Company has also elected the optional practical expedient permitted under the transition guidance within the new standard related to land easements that allows it to carry forward its current accounting treatment for land easements on existing agreements upon adoption. The Company made an accounting policy election to keep leases with an initial term of twelve months or less off of the condensed consolidated balance sheet.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses. In May 2019, ASU No. 2016-13 was subsequently amended by ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses and ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. ASU No. 2016-13, as amended, affects trade receivables, financial assets and certain other instruments that are not measured at fair value through net income. This ASU will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost and is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. ASU No. 2016-13 will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not believe the adoption of this ASU will have a material impact on the Company’s consolidated financial statements as the Company does not have a history of material credit losses.

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

Note 3—Acquisitions and Divestitures

August 2019 Divestiture

On August 22, 2019, the Company completed the sale of certain non-operated producing properties for aggregate sales proceeds of approximately $22.0 million, subject to customary purchase price adjustments. No gain or loss was recognized for the August 2019 Divestiture. The Company continues to explore divestitures, as part of our ongoing initiative to divest of non-strategic assets.

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

Note 4—Long-Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Credit facility due August 16, 2022 (or an earlier time as set forth in the credit facility)	$550,000	$285,000
2024 Senior Notes due May 15, 2024	400,000	400,000
2026 Senior Notes due February 1, 2026	700,189	750,000
Unamortized debt issuance costs on Senior Notes	(14,972)	(17,341)
Total long-term debt	1,635,217	1,417,659
Less: current portion of long-term debt	—	—
Total long-term debt, net of current portion	$1,635,217	$1,417,659

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

In June 2019, the Company amended its revolving credit facility to (i) increase the elected commitments from $650.0 million to $900.0 million, (ii) increase the amount for permitted letters of credit from $50.0 million to $100.0 million and increase in the letter of credit for the Company's oil marketer from $35.0 million to $40.0 million, (iii) decrease the borrowing base from $1.2 billion to $1.1 billion and (iv) increase the limitation on permitted investments from $15.0 million to $20.0 million.

In August 2019, the Company amended its revolving credit facility to increase the elected commitments from $900.0 million to $1.0 billion.

As of September 30, 2019, the credit facility was subject to a borrowing base of $1.1 billion, subject to current elected commitments of $1.0 billion. As of September 30, 2019 and December 31, 2018, the Company had outstanding borrowings of $550.0 million and $285.0 million, respectively, and had standby letters of credit of $49.4 million and $35.7 million, respectively, which reduces the availability of the undrawn borrowing base. At September 30, 2019, the undrawn balance under the credit facility was $450.0 million before letters of credit. This undrawn balance may be constrained by the Company's quantitative covenants under the credit facility, including the current ratio and ratio of consolidated debt less cash balances to its consolidated EBITDAX, at the next required quarterly compliance date. As of October 31, 2019, the Company has $550.0 million in borrowings outstanding under the credit facility.

On November 4, 2019, the Company amended its revolving credit facility to decrease the borrowing base from $1.1 billion to $950.0 million, associated with the scheduled borrowing base redetermination. The current elected commitments were also decreased to $950.0 million.

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

The credit facility also contains financial covenants requiring the Company to comply on the last day of each quarter with a current ratio of its restricted subsidiaries’ current assets (includes availability under the revolving credit facility and unrestricted cash and excludes derivative assets) to its restricted subsidiaries’ current liabilities (excludes obligations under the revolving credit facility, senior notes and certain derivative liabilities), of not less than 1.0 to 1.0 and to maintain, on the last day of each quarter, a ratio of its restricted subsidiaries’ debt less cash balances to its restricted subsidiaries EBITDAX (EBITDAX is defined as net income adjusted for interest expense, income tax expense/benefit, DD&A, exploration expenses as well as certain non-recurring cash and non-cash charges and income (such as stock-based compensation expense, unrealized gains/losses on commodity derivatives and impairment of long-lived assets), subject to pro forma adjustments for non-ordinary course acquisitions and divestitures) for the four fiscal quarter period most recently ended, of not greater than 4.0:1.0. The Company was in compliance with all financial covenants under the credit facility as of September 30, 2019 and through the filing of this report.

Any borrowings under the credit facility are collateralized by substantially all of the assets of the Company and certain of its subsidiaries, including oil and gas properties, personal property and the equity interests of those subsidiaries. The Company has entered into oil and natural gas hedging transactions with several counterparties that are also lenders under the credit facility. The Company’s obligations under these hedging contracts are secured by the collateral securing the credit facility. Elevation is a separate entity and the assets and credit of Elevation are not available to satisfy the debts and other obligations of the Company or its other subsidiaries. As of September 30, 2019, $49.9 million of cash was held by Elevation and is earmarked for construction of pipeline infrastructure to serve the development of acreage in its Hawkeye and Southwest Wattenberg areas.

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

Debt Issuance Costs

As of September 30, 2019, the Company had debt issuance costs, net of accumulated amortization, of $3.9 million related to its credit facility which has been reflected on the Company’s condensed consolidated balance sheet within the line item other non-current assets. As of September 30, 2019, the Company had debt issuance costs, net of accumulated amortization, of $15.0 million related to its 2024 and 2026 Senior Notes (collectively, the "Senior Notes") which has been reflected on the Company's balance sheet within the line item Senior Notes, net of unamortized debt issuance costs. Debt issuance costs include origination, legal, engineering and other fees incurred in connection with the Company’s credit facility and Senior Notes. For the three and nine months ended September 30, 2019, the Company recorded amortization expense related to debt issuance costs of $1.0 million and $3.8 million, respectively, as compared to $0.9 million and $12.3 million for the three and nine months ended September 30, 2018, respectively. Debt issuance costs for the nine months ended September 30, 2018 included $9.4 million of acceleration of amortization expense upon the repayment of the Company's 2021 Senior Notes. The repayment of the Company's 2021 Senior Notes had no impact to amortization expense for the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018.

Interest Incurred on Long-Term Debt

For the three and nine months ended September 30, 2019, the Company incurred interest expense on long-term debt of $23.8 million and $66.9 million, respectively, as compared to $21.5 million and $61.6 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2019, the Company capitalized interest expense on long term debt of $1.6 million and $5.4 million, respectively, as compared to $1.7 million and $6.3 million for the three and nine months ended September 30, 2018, respectively, which has been reflected in the Company’s condensed consolidated financial statements. Also included in interest expense for the nine months ended September 30, 2018 was a make-whole premium of $35.6 million related to the Company's repayment of its 2021 Senior Notes in January and February 2018. The repayment of the Company's 2021 Senior Notes had no impact to interest expense for the three and nine months ended September 30, 2019 and the three months ended September 30, 2018.

Senior Note Repurchase Program

On January 4, 2019, the Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s Senior Notes. The Company’s Senior Notes Repurchase Program is subject to restrictions under our Credit Facility and does not obligate it to acquire any specific nominal amount of Senior Notes. For the three months ended September 30, 2019, the Company did not repurchase 2026 Senior Notes. For the nine months ended September 30, 2019, the Company repurchased a nominal value of $49.8 million for $39.3 million in connection with the Senior Notes Repurchase Program. Interest expense for the nine months ended September 30, 2019 included a $10.5 million gain on debt repurchase related to the Company's Senior Note Repurchase Program. The Senior Note Repurchase Program had no impact to interest expense for three and nine months ended September 30, 2018.

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company’s derivative contracts are currently with nine counterparties. The Company has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparties in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. There are no credit risks related contingent features or circumstances in which the features could be triggered in derivative instruments that are in a net liability position at the end of the reporting period.

The Company’s commodity derivative contracts as of September 30, 2019 are summarized below:

	2019	2020	2021	2022	2023
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	3,950,000	3,200,001	3,000,000	1,020,000	900,000
Weighted average fixed price ($/Bbl)	$57.86	$59.81	$57.80	$54.84	$54.87
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	200,000	9,725,001	1,800,000	—	—
Weighted average purchased put price ($/Bbl)	$60.00	$54.99	$55.02	$—	$—
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	200,000	9,725,001	1,800,000	—	—
Weighted average sold call price ($/Bbl)	$64.00	$62.04	$63.70	$—	$—
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	1,000,000	12,250,002	4,200,000	600,000	600,000
Weighted average sold put price ($/Bbl)	$44.60	$42.91	$43.50	$43.00	$43.00
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	9,000,000	35,400,000	—	—	—
Weighted average fixed price ($/MMBtu)	$2.75	$2.75	$—	$—	$—
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	—	600,000	—	—	—
Weighted average purchased put price ($/MMBtu)	$—	$2.90	$—	$—	$—
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	—	600,000	—	—	—
Weighted average sold call price ($/MMBtu)	$—	$3.48	$—	$—	$—
CIG Basis Gas Swaps:
Notional volume (MMBtu)	11,100,000	43,200,000	—	—	—
Weighted average fixed basis price ($/MMBtu)	$(0.72)	$(0.61)	$—	$—	$—

The following tables detail the fair value of the Company’s derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for the presentation in the condensed consolidated balance sheets (in thousands):

	As of September 30, 2019
Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offsets in the Balance Sheet(1)	Net Amounts of Assets and Liabilities Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet(2)	Net Amounts(3)
Current assets (4)	$114,221	$(47,741)	$66,480	$(83)	$107,917
Non-current assets	$77,188	$(35,668)	$41,520	$—	$—
Current liabilities (4)	$(47,849)	$47,741	$(108)	$83	$(108)
Non-current liabilities	$(35,751)	$35,668	$(83)	$—	$—

	As of December 31, 2018
Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offsets in the Balance Sheet(1)	Net Amounts of Assets and Liabilities Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet(2)	Net Amounts(3)
Current assets (5)	$115,852	$(66,945)	$48,907	$(192)	$57,147
Non-current assets	$17,217	$(8,785)	$8,432	$—	$—
Current liabilities (5)	$(67,141)	$66,945	$(196)	$192	$(4)
Non-current liabilities	$(8,785)	$8,785	$—	$—	$—

(1)Agreements are in place with all of the Company’s financial trading counterparties that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.
(2)Netting for balance sheet presentation is performed by current and non-current classification. This adjustment represents amounts subject to an enforceable master netting arrangement, which are not netted on the condensed consolidated balance sheets. There are no amounts of related financial collateral received or pledged.
(3)Net amounts are not split by current and non-current. All counterparties in a net asset position are shown in the current asset line item and all counterparties in a net liability position are shown in the current liability line item.
(4)Gross current liabilities include a deferred premium liability of $1.7 million related to the Company's deferred premiums. Gross current assets include a deferred premium asset of $0.4 million related to the Company's deferred premiums.
(5)Gross current liabilities include a deferred premium liability of $7.7 million related to the Company's deferred put premiums. Gross current assets include a deferred premium asset of $0.8 million related to the Company's deferred put premiums.

The table below sets forth the commodity derivatives gain (loss) for the three and nine months ended September 30, 2019 and 2018 (in thousands). Commodity derivatives gain (loss) is included under the other income (expense) line item in the condensed consolidated statements of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Commodity derivatives gain (loss)	$87,956	$(35,913)	$39,383	$(175,752)

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

The following table summarizes the activities of the Company’s asset retirement obligations for the period indicated (in thousands):

For the Nine Months Ended September 30, 2019
Balance beginning of period	$69,791
Liabilities incurred or acquired	$315
Liabilities settled	$(15,484)
Revisions in estimated cash flows	$35,466
Accretion expense	$3,838
Balance end of period	$93,926

Note 7—Fair Value Measurements

ASC 820, Fair Value Measurement and Disclosure, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

•Level 1: Quoted prices are available in active markets for identical assets or liabilities;
•Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability;
•Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at September 30, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative assets	$—	$108,000	$—	$108,000
Financial Liabilities:
Commodity derivative liabilities	$—	$191	$—	$191

	Fair Value Measurement at December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative assets	$—	$57,339	$—	$57,339
Financial Liabilities:
Commodity derivative liabilities	$—	$196	$—	$196

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (discussed above) and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities. The carrying amount of the Company’s credit facility approximated fair value as it bears interest at variable rates over the term of the loan. The fair values of the 2024 Senior Notes and 2026 Senior Notes were derived from available market data. As such, the Company has classified the 2024 Senior Notes and 2026 Senior Notes as Level 2. Please refer to Note 4 - Long-Term Debt for further information. The Company’s policy is to recognize transfers between levels at the end of the period. This disclosure (in thousands) does not impact the Company’s financial position, results of operations or cash flows.

	At September 30, 2019		At December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Facility	$550,000	$550,000	$285,000	$285,000
2024 Senior Notes(1)	$394,577	$262,000	$393,866	$330,000
2026 Senior Notes(2)	$690,640	$428,865	$738,793	$558,750

(1)The carrying amount of the 2024 Senior Notes includes unamortized debt issuance costs of $5.4 million and $6.1 million as of September 30, 2019 and December 31, 2018, respectively.
(2)The carrying amount of the 2026 Senior Notes includes unamortized debt issuance costs of $9.5 million and $11.2 million as of September 30, 2019 and December 31, 2018, respectively.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including proved property. These assets and liabilities are not measured at fair value on a recurring basis, but are subject to fair value adjustments when facts and circumstances arise that indicate a need for remeasurement.

The Company utilizes fair value on a non-recurring basis to review its proved oil and gas properties for potential impairment when events and circumstances indicate, and at least annually, a possible decline in the recoverability of the carrying value of such property. The Company uses an income approach analysis based on the net discounted future cash flows of producing property. The future cash flows are based on management’s estimates for the future. Unobservable inputs include estimates of oil and gas production, as the case may be, from the Company’s reserve reports, commodity prices based on the sales contract terms and forward price curves, operating and development costs and a discount rate based on a market-based weighted average cost of capital (all of which are Level 3 inputs within the fair value hierarchy). For the three months ended September 30, 2019, the Company recognized no impairment expense on its proved oil and gas properties. For the nine months ended September 30, 2019, the Company recognized $11.2 million of impairment expense on its proved oil and gas properties.

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

The effective combined U.S. federal and state income tax rate for the nine months ended September 30, 2019 was 156.8%. During the nine months ended September 30, 2019, the Company recognized income tax expense of $6.7 million. The effective rate for the nine months ended September 30, 2019 differs from the statutory U.S. federal income tax rate of 21.0% primarily due to state income taxes and estimated permanent differences. The significant differences during the nine months ended September 30, 2019 as compared with nine months ended months ended September 30, 2018 included income attributable to non-controlling interest and a discrete item regarding the tax deficiency of the stock-based compensation compared to the compensation recognized for financial reporting purposes. The cumulative effect of the estimated permanent differences and discrete items applied to the pre-tax book income for the nine months ended September 30, 2019 resulted in an income tax expense that exceeds book income. The Company anticipates the potential for increased periodic volatility in future effective tax rates from the impact of stock-based compensation tax deductions as they are treated as discrete tax items.

Note 9—Stock-Based Compensation

Extraction Long Term Incentive Plan

In October 2016, the Company’s board of directors adopted the Extraction Oil & Gas, Inc. 2016 Long Term Incentive Plan (the “2016 Plan” or “LTIP”), pursuant to which employees, consultants and directors of the Company and its affiliates performing services for the Company are eligible to receive awards. The 2016 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of stockholders. In May 2019, the Company's stockholders approved the amendment and restatement of the Company's 2016 Long Term Incentive Plan. The amended and restated 2016 Long Term Incentive Plan provides a total reserve of 32.2 million shares of common stock for issuance pursuant to awards under the LTIP. Extraction has granted awards under the LTIP to certain directors, officers and employees, including stock options, restricted stock units, performance stock awards, performance stock units, performance cash awards and cash awards.

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

The Company recorded $6.6 million and $20.6 million of stock-based compensation costs related to RSUs for the three and nine months ended September 30, 2019, respectively, as compared to $7.1 million and $20.7 million for the three and nine months ended September 30, 2018, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of September 30, 2019, there was $16.5 million of total unrecognized compensation cost related to the unvested RSUs granted to certain directors, officers and employees that is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes the RSU activity from January 1, 2019 through September 30, 2019 and provides information for RSUs outstanding at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2019	3,102,335	$16.91
Granted	1,901,418	$4.76
Forfeited	(280,029)	$12.91
Vested	(1,011,340)	$15.33
Non-vested RSUs at September 30, 2019	3,712,384	$11.42

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

The Company recorded $0.7 million and $6.8 million of stock-based compensation costs related to PSAs for the three and nine months ended September 30, 2019, respectively, as compared to $1.6 million and $4.2 million of stock-based compensation related to PSAs for the three and nine months ended September 30, 2018, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of September 30, 2019, there was $9.3 million of total unrecognized compensation cost related to the unvested PSAs granted to certain executives that is expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes the PSA activity from January 1, 2019 through September 30, 2019 and provides information for PSAs outstanding at the dates indicated.

	Number of Shares (1)	Weighted Average Grant Date Fair Value
Non-vested PSAs at January 1, 2019	2,794,083	$9.00
Granted	1,646,218	$5.44
Forfeited	—	$—
Vested	—	$—
Non-vested PSAs at September 30, 2019	4,440,301	$7.68

(1)The number of awards assumes that the associated maximum vesting condition is met at the target amount. The final number of shares of the Company's common stock issued may vary depending on the performance multiplier, which ranges from zero to one for the 2017 and 2018 grants and ranges from zero to two for the 2019 grants, depending on the level of satisfaction of the vesting condition.

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

The Company recorded $4.0 million and $11.5 million of stock-based compensation costs related to the stock options for the three and nine months ended September 30, 2019, respectively, as compared to $3.8 million and $11.3 million for the three and nine months ended September 30, 2018, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of September 30, 2019, there was $0.7 million of unrecognized compensation cost related to the stock options that is expected to be recognized over a weighted average period of 0.1 years.

The following table summarizes the stock option activity from January 1, 2019 through September 30, 2019 and provides information for stock options outstanding at the dates indicated.

	Number of Options	Weighted Average Exercise Price
Non-vested Stock Options at January 1, 2019	1,748,148	$18.50
Granted	—	$—
Forfeited	—	$—
Vested	(543,977)	$18.72
Non-vested Stock Options at September 30, 2019	1,204,171	$18.41

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

The Company recorded no stock-based compensation costs related to Incentive RSUs for the three months ended September 30, 2019. The Company recorded $0.8 million of stock-based compensation costs related to Incentive RSUs for the nine months ended September 30, 2019. The Company recorded $4.9 million and $14.7 million of stock-based compensation costs related to Incentive RSUs for the three and nine months ended September 30, 2018, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of September 30, 2019, there are no remaining unrecognized compensation costs related to the Incentive RSUs granted to certain employees.

The following table summarizes the Incentive RSU activity from January 1, 2019 through September 30, 2019 and provides information for Incentive RSUs outstanding at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Incentive RSUs at January 1, 2019	476,000	$20.45
Granted	—	$—
Forfeited	—	$—
Vested	(476,000)	$20.45
Non-vested Incentive RSUs at September 30, 2019	—	$—

Note 10—Earnings (Loss) Per Share

Basic earnings per share (“EPS”) includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.

The Company uses the “if-converted” method to determine potential dilutive effects of the Company’s outstanding Series A Preferred Stock (the “Series A Preferred Stock”) and the treasury method to determine the potential dilutive effects of outstanding restricted stock awards and stock options. The basic weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding for the three and nine months ended September 30, 2019 and 2018.

The components of basic and diluted EPS were as follows (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic and Diluted Income (Loss) Per Share
Net income (loss)	$48,156	$65,150	$(2,432)	$22,003
Less: Noncontrolling interest	(5,776)	(3,305)	(13,849)	(3,305)
Less: Adjustment to reflect Series A Preferred Stock dividends	(2,721)	(2,721)	(8,164)	(8,164)
Less: Adjustment to reflect accretion of Series A Preferred Stock discount	(1,682)	(1,515)	(4,915)	(4,429)
Adjusted net loss available to common shareholders, basic and diluted	$37,977	$57,609	$(29,360)	$6,105
Denominator:
Weighted average common shares outstanding, basic and diluted (1) (2)	137,789	175,814	155,847	175,269
Income (Loss) Per Common Share
Basic and diluted	$0.28	$0.33	$(0.19)	$0.03

(1)For the three and nine months ended September 30, 2019, 8,956,812 potentially dilutive shares, including restricted stock awards and stock options outstanding, were not included in the calculation above, as they had an anti-dilutive effect on EPS. Additionally, 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded, as they would have had an anti-dilutive effect on EPS.
(2)Dilutive restricted stock awards of 347,343 and 537,706 for the three and nine months ended September 30, 2018, respectively, were excluded from the calculation above as the impact of these awards were inconsequential to dilutive weighted average shares outstanding and dilutive EPS. Additionally, for the three and nine months ended September 30, 2018, 5,244,428 common shares for stock options were excluded as they were out-of-the-money and 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded, as they would have had an anti-dilutive effect on EPS.

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

Maturities of operating lease liabilities, associated with ROU assets and including imputed interest, as of September 30, 2019, were as follows (in thousands):

Operating Leases
2019 - remaining	$2,956
2020	8,675
2021	3,340
2022	2,211
2023	2,246
Thereafter	10,573
Total lease payments	30,001
Less imputed interest (1)	(3,938)
Present value of lease liabilities (2)	$26,063

(1)Calculated using the estimated interest rate for each lease.
(2)Of the total present value of lease liabilities, $9.7 million was recorded in "Accounts payable and accrued liabilities" and$17.2 million was recorded in "Other non-current liabilities" on the condensed consolidated balance sheets.

As of December 31, 2018, minimum future contractual payments for operating leases under the scope of ASC 840 for certain office facilities and drilling rigs are as follows (in thousands):

Operating Leases
2019 - remaining	$12,713
2020	3,371
2021	3,385
2022	3,360
2023	3,411
Thereafter	15,719
Total lease payments	$41,959

Drilling Rigs

As of September 30, 2019, the Company was subject to commitments on one drilling rig contracted through November 2019. These costs are capitalized within proved oil and gas properties on the condensed consolidated balance sheets and are included as short-term lease costs in Note 2—Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements, Leases. Beginning in November 2019, the Company will be subject to commitments on one drilling rig contracted through February 2021. In the event of early termination of these contracts, the Company would be obligated to pay an aggregate amount of approximately $11.7 million as of September 30, 2019, as required under the terms of the contracts.

Delivery Commitments

As of September 30, 2019, the Company’s oil marketer was subject to a firm transportation agreement that commenced in November 2016 and has a ten-year term with a monthly minimum delivery commitment of 45,000 Bbl/d in year one, 55,800 Bbl/d in year two, 61,800 Bbl/d in years three through seven and 58,000 Bbl/d in years eight through ten. In May 2017, the Company amended its agreement with its oil marketer that requires it to sell all of its crude oil from an area of mutual interest in exchange for a make-whole provision that allows the Company to satisfy any minimum volume commitment deficiencies incurred by its oil marketer with future barrels of crude oil in excess of their minimum volume commitment. In April 2019, the Company extended the term of this agreement through October 31, 2020, subject to an evergreen provision thereafter and has posted a letter of credit in the amount of $40.0 million. The Company evaluates its contracts for loss contingencies and accrues for such losses, if the loss can be reasonably estimated and deemed probable. During the third quarter of 2019, the Company determined that it likely will not be able to satisfy a portion of the minimum volume commitment in the future and therefore accrued estimated payments up to $6.7 million that will be amortized into oil revenues over the remaining term of the contract.

The Company has two long-term crude oil gathering commitments with an unconsolidated subsidiary, in which the Company has a minority ownership interest, and a long-term gas gathering agreement with a third party midstream provider. The summary of these minimum volume commitments as of September 30, 2019, was as follows:

	Oil (MBbl)	Gas (MMcf)	Total (MBOE)
2019 - Remaining	2,024	5,185	2,888
2020	8,935	33,550	14,527
2021	10,349	46,540	18,106
2022	9,128	49,758	17,421
2023	9,490	41,850	16,465
Thereafter	38,824	74,420	51,227
Total	78,750	251,303	120,634

The aggregate amount of estimated remaining payments under these agreements is $437.8 million.

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

In July 2019, the Company entered into three long-term contracts to supply 125,000 dekatherms of residue gas per day for five years to a transportation company. While our production is expected to satisfy these contracts, the aggregate amount of estimated commitment assuming no production is $34.5 million.

Litigation and Legal Items

We are involved in various legal proceedings. We review the status of these proceedings on an ongoing basis and, from time to time, may settle or otherwise resolve these matters on terms and conditions that management believes are in the Company’s best interests. We have provided the necessary estimated accruals in the condensed consolidated balance sheets where deemed appropriate for litigation and legal related items that are ongoing and not yet concluded. Although the results cannot be known with certainty, we currently believe that the ultimate results of such proceedings will not have a material adverse effect on our business, financial position, results of operations or liquidity.

Environmental. Due to the nature of the natural gas and oil industry, we are exposed to environmental risks. We have various policies and procedures to minimize and mitigate the risks from environmental contamination or with respect to environmental compliance issues. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. Except as discussed herein, we are not aware of any material environmental claims existing as of September 30, 2019 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws, compliance matters or other environmental liabilities will not be discovered on our properties. Accrued environmental liabilities are recorded in other accrued expenses on the condensed consolidated balance sheets. The liability ultimately incurred with respect to a matter may exceed the related accrual.

Colorado Bradenhead Testing Matter. In February 2019, we resolved by an administrative order by consent (“AOC”) with the COGCC administrative claims for allegations of noncompliance of State bradenhead testing rules at six pad sites in Weld County, Colorado. The AOC includes an administrative penalty of $0.8 million, of which $0.65 million of the total penalty is to be offset by our commensurate contribution to a public project and our requirement to undertake the required testing and improvements to the Company’s standard operating procedures. We have concluded that the resolution of this action did not have a material adverse effect on our financial position, results of operations or cash flows.

COGCC Notices of Alleged Violations (“NOAVs”). The Company has received NOAVs from the COGCC for alleged compliance violations that the Company has responded to. At this time, the COGCC has not alleged any specific penalty amounts in these matters. We do not believe that any penalties that could result from these NOAVs will have a material effect on our business, financial condition, results of operations or liquidity, but they may exceed $100,000.

Note 12—Related Party Transactions

Office Lease with Affiliate of a Director

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

Note 13—Segment Information

Beginning in the fourth quarter of 2018, the Company has two operating segments, (i) the exploration, development and production of oil, natural gas and NGL (the "exploration and production segment") and (ii) the construction and support of midstream assets to gather and process crude oil and gas production (the "gathering and facilities segment"). Prior to the fourth quarter of 2018, the Company had a single operating segment. The gathering systems and facilities operating segment was under development as of September 30, 2019. Capital expenditures associated with gathering systems and facilities are being incurred to develop midstream infrastructure to support the Company's development of its oil and gas leasehold along with third-party activity.

The Company's exploration and production segment revenues are derived from third parties. The Company’s gathering and facilities segment was in the construction phase and no revenue generating activities had commenced as of September 30, 2019; however, on October 3, 2019, Elevation commenced moving crude oil, natural gas and water through its Badger central gathering facility.

Financial information of the Company's reportable segments was as follows for the three months ended September 30, 2019 and 2018 (in thousands).

	For the Three Months Ended September 30, 2019
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from external customers	$196,974	$—	$—	$196,974
Intersegment revenues	—	—	—	—
Total Revenues	$196,974	$—	$—	$196,974

Operating Expenses and Other Income (Expense):
Depletion, depreciation, amortization and accretion	$(114,971)	$(25)	$—	$(114,996)
Interest income	114	355	—	469
Interest expense	(23,224)	—	—	(23,224)
Earnings in unconsolidated subsidiaries	—	640	—	640
Subtotal Operating Expenses and Other Income (Expense):	$(138,081)	$970	$—	$(137,111)

Segment Assets	$4,015,499	$395,224	$18,435	$4,429,158
Capital Expenditures	$134,998	$65,098	$—	$200,096
Investment in Equity Method Investees	$—	$35,992	$—	$35,992
Segment EBITDAX	$158,523	$(622)	$—	$157,901

	For the Three Months Ended September 30, 2018
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from external customers	$282,160	$—	$—	$282,160
Intersegment revenues	—	—	—	—
Total Revenues	$282,160	$—	$—	$282,160

Operating Expenses and Other Income (Expense):
Depletion, depreciation, amortization and accretion	$(107,315)	$—	$—	$(107,315)
Interest income	135	635	—	770
Interest expense	(20,725)	—	—	(20,725)
Earnings in unconsolidated subsidiaries	—	843	—	843
Subtotal Operating Expenses and Other Income (Expense):	$(127,905)	$1,478	$—	$(126,427)

Segment Assets	$3,894,535	$264,014	$(224)	$4,158,325
Capital Expenditures	$202,811	$37,548	$—	$240,359
Investment in Equity Method Investees	$—	$14,510	$—	$14,510
Segment EBITDAX	$170,004	$(601)	$—	$169,403

Financial information of the Company's reportable segments was as follows for the nine months ended September 30, 2019 and 2018 (in thousands).

	For the Nine Months Ended September 30, 2019
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from external customers	$640,948	$—	$—	$640,948
Intersegment revenues	—	—	—	—
Total Revenues	$640,948	$—	$—	$640,948

Operating Expenses and Other Income (Expense):
Depletion, depreciation, amortization and accretion	$(352,062)	$(72)	$—	$(352,134)
Interest income	372	1,286	—	1,658
Interest expense	(54,791)	—	—	(54,791)
Earnings in unconsolidated subsidiaries	—	1,179	—	1,179
Subtotal Operating Expenses and Other Income (Expense):	$(406,481)	$2,393	$—	$(404,088)

Segment Assets	$4,015,499	$395,224	$18,435	$4,429,158
Capital Expenditures	$516,510	$192,568	$—	$709,078
Investment in Equity Method Investees	$—	$35,992	$—	$35,992
Segment EBITDAX	$426,571	$(1,168)	$—	$425,403

	For the Nine Months Ended September 30, 2018
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from external customers	$772,571	$—	$—	$772,571
Intersegment revenues	—	—	—	—
Total Revenues	$772,571	$—	$—	$772,571

Operating Expenses and Other Income (Expense):
Depletion, depreciation, amortization and accretion	$(310,296)	$—	$—	$(310,296)
Interest income	280	635	—	915
Interest expense	(103,229)	—	—	(103,229)
Earnings in unconsolidated subsidiaries	—	1,567	—	1,567
Subtotal Operating Expenses and Other Income (Expense):	$(413,245)	$2,202	$—	$(411,043)

Segment Assets	$3,894,535	$264,014	$(224)	$4,158,325
Capital Expenditures	$730,878	$57,224	$—	$788,102
Investment in Equity Method Investees	$—	$14,510	$—	$14,510
Segment EBITDAX	$463,415	$102	$—	$463,517

The following table presents a reconciliation of Adjusted EBITDAX by segment to the GAAP financial measure of income (loss) before income taxes for the three and nine months ended September 30, 2019 and 2018 (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of Adjusted EBITDAX to Income Before Income Taxes
Exploration and production segment EBITDAX	$158,523	$170,004	$426,571	$463,415
Gathering and facilities segment EBITDAX	(622)	(601)	(1,168)	102
Subtotal of Reportable Segments	$157,901	$169,403	$425,403	$463,517
Less:
Depletion, depreciation, amortization and accretion	$(114,996)	$(107,315)	$(352,134)	$(310,296)
Impairment of long lived assets	—	(16,166)	(11,233)	(16,294)
Exploration expenses	(13,245)	(11,038)	(32,725)	(21,326)
Gain on sale of property and equipment and assets of unconsolidated subsidiary	1,011	83,559	1,329	143,461
Gain (loss) on commodity derivatives	87,956	(35,913)	39,383	(175,752)
Settlements on commodity derivative instruments	(16,101)	41,009	8,432	99,914
Premiums paid for derivatives that settled during the period	812	1,956	19,910	5,191
Stock-based compensation expense	(11,358)	(17,420)	(39,306)	(50,883)
Amortization of debt issuance costs	(974)	(935)	(3,799)	(12,303)
Make-whole premium on 2021 Senior Notes	—	—	—	(35,600)
Gain on repurchase of 2026 Senior Notes	—	—	10,486	—
Interest expense	(22,250)	(19,790)	(61,478)	(55,326)
Income Before Income Taxes	$68,756	$87,350	$4,268	$34,303

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
•a decline in oil, natural gas and NGL production, and the impact of general economic conditions on the demand for oil, natural gas and NGL and the availability of capital;
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
•drilling operations associated with the employment of horizontal drilling techniques, and adverse weather and environmental conditions;
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
•impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation;
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. MD&A should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1 of this Quarterly Report. The following information updates the discussion of the Company’s financial condition provided in its Annual Report and analyzes the changes in the results of operations between the three and nine months ended September 30, 2019 and 2018.

EXECUTIVE SUMMARY

We are an independent oil and gas company focused on the acquisition, development and production of oil, natural gas and NGL reserves in the Rocky Mountain region, primarily in the Wattenberg Field of the DJ Basin. We have developed an oil, natural gas and NGL asset base of proved reserves, as well as a portfolio of development drilling opportunities on high resource-potential leasehold on contiguous acreage blocks in some of the most productive areas of what we consider to be the core of the DJ Basin. We are focused on growing our proved reserves and production primarily through the development of our large inventory of identified liquids-rich horizontal drilling locations, as well as the design and support of midstream assets to gather and process crude oil and gas production focused in the DJ Basin.

Financial Results

For the three and nine months ended September 30, 2019, crude oil, natural gas and NGL sales, coupled with the impact of settled derivatives, decreased to $199.0 million and $599.3 million, respectively, as compared to $239.2 million and $667.5 million, respectively, in the same prior year periods due to a decrease of $7.43 and $6.58 in realized price per BOE, respectively, including settled derivatives, partially offset by an increase in sales volumes of 427 MBoe and 2,312 MBoe, respectively.

For the three and nine months ended September 30, 2019, we had net income of $48.2 million and net loss of $2.4 million, respectively, as compared to net income of $65.2 million and $22.0 million for the three and nine months ended September 30, 2018, respectively. The change in net income for the three months ended September 30, 2019 from the three months ended September 30, 2018 was primarily driven by a decrease in sales revenue of $85.2 million partially offset by an increase in commodity derivative gain of $123.9 million and an increase in operating expenses of $28.3 million excluding the gain on sale of property and equipment and assets of unconsolidated subsidiary of $82.5 million. The change to net loss for the nine months ended September 30, 2019 from net income for the nine months ended September 30, 2018 was primarily driven by a decrease in sales revenues of $131.6 million and a decrease in interest expense of $48.4 million related to redemption of the Company's 2021 Senior Notes during the nine months ended September 30, 2018 partially offset by an increase in operating expenses of $162.2 million and an increase in the commodity derivative gain of $215.1 million.

Adjusted EBITDAX was $157.9 million and $425.4 million for the three and nine months ended September 30, 2019, respectively, as compared to $169.4 million and $463.5 million for the three and nine months ended September 30, 2018, respectively, reflecting a 6.8% and an 8.2% decrease, respectively. Adjusted EBITDAX is a non-GAAP financial measure. For a definition of Adjusted EBITDAX and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “—Adjusted EBITDAX.”

Operational Results

During the three months ended September 30, 2019, our aggregate drilling, completion, and leasehold capital expenditures, totaled $135.0 million, of which $122.3 million was drilling and completion additions and $12.7 million was leasehold and surface acreage additions. This excludes the impact of the decrease in outstanding elections of $3.9 million. In addition, Elevation Midstream, LLC, our wholly owned midstream subsidiary, incurred $65.1 million of capital expenditures during the three months ended September 30, 2019. These capital expenditures are funded entirely pursuant to the Elevation Midstream, LLC Securities Purchase Agreement.

During the three months ended September 30, 2019, we drilled 27 gross (20.0 net) wells with an average length of approximately 10,900 feet and completed 37 gross (31.2 net) wells with an average lateral length of approximately 8,900 feet. We turned to sales 22 gross (17.7 net) wells with an average lateral length of approximately 9,500 feet.

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

Aurora and Commerce City Operator Agreements

Extraction entered into operator agreements with the city of Aurora and Commerce City on July 8, 2019 and September 18, 2019, respectively. The agreements established a framework for the permitting process and Extraction’s Best Management Practices while operating within the cities, including electric drilling rigs and quiet hydraulic fracturing fleets. They also identified the wells to be drilled through year-end 2025 and 2024, respectively.

Rocky Mountain Midstream East Greeley Pipeline and Auburn Compressor

On October 14, 2019, Rocky Mountain Midstream commenced service on its East Greeley Pipeline and Auburn Compressor Station. This pipeline and compressor station enables us to flow our oil and gas from parts of our East Greeley area without the bottlenecks or constraints we have historically experienced in this area.

Badger Central Gathering Facility

On October 3, 2019, Elevation commenced moving crude oil, natural gas and water through its Badger central gathering facility, which enables Extraction to efficiently transport its crude oil and natural gas production along with water used during the completion process. The use of this gathering facility allows for the elimination of oil or water storage on the well pad site and reduces truck traffic, which minimizes the impact to the surrounding environment and communities.

Western Gas Outage

During portions of August and September 2019, Extraction’s production on Western Gas' gathering system was significantly curtailed due to an unplanned outage at their Lancaster gas plant. We estimate our third quarter production was negatively impacted by this outage by approximately 8,304 BOE/d. This plant resumed normal operations in October 2019.

November 2019 Credit Facility Amendment

On November 4, 2019, we amended its revolving credit facility to decrease the borrowing base from $1.1 billion to $950.0 million, associated with the scheduled borrowing base redetermination. The current elected commitments were also decreased to $950.0 million.

August 2019 Divestiture

On August 22, 2019, we completed the sale of certain non-operated producing properties for aggregate sales proceeds of approximately $22.0 million, subject to customary purchase price adjustments. No gain or loss was recognized for the August 2019 Divestiture. We continue to explore divestitures, as part of our ongoing initiative to divest of non-strategic assets.

Elevation Preferred Units

On July 10, 2019, Elevation closed on an additional 100,000 Elevation Preferred Units under an existing securities purchase agreement with a third party, pursuant to which Elevation had agreed to sell an additional 100,000 Elevation Preferred Units at a price of $990 per Elevation Preferred Unit with an aggregate liquidation preference of $100.0 million, and resulting in net proceeds of approximately $96.5 million, after deducting discounts and related offering expenses. These Elevation Preferred Units are non-recourse to Extraction.

August 2019 Credit Facility Amendment

In August 2019, we amended its revolving credit facility to increase the elected commitments from $900.0 million to $1.0 billion.

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

Senior Notes Repurchase Program

On January 4, 2019, our Board of Directors authorized a program, subject to the amendment to our revolving credit facility, to repurchase up to $100.0 million of our Senior Notes (“Senior Notes Repurchase Program”). Our Senior Notes Repurchase Program is subject to restrictions under our Credit Facility and does not obligate us to acquire any specific nominal amount of Senior Notes. During the nine months ended September 30, 2019, we repurchased a nominal value of $49.8 million for $39.3 million in connection with the Senior Notes Repurchase Program.

Stock Repurchase Program

On November 19, 2018, we announced the Board of Directors had authorized a program to repurchase up to $100.0 million of our common stock ("Stock Repurchase Program"). On April 1, 2019, the Company announced the Board of Directors had authorized an extension and increase in our ongoing Stock Repurchase Program bringing the total amount authorized to $163.2 million ("Extended Stock Repurchase Program"). Prior to commencing the Extended Stock Repurchase Program, the Company had purchased approximately 13.0 million shares of its common stock for $63.2 million under the Stock Repurchase Program, which repurchases were completed in the third quarter of 2019, bringing the total amount of common stock repurchased to $163.2 million and completing the Extended Stock Repurchase Program. During the three and nine months ended September 30, 2019, the Company repurchased approximately 4.8 million and 34.1 million shares of its common stock for $21.2 million and $136.9 million, respectively.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our oil and gas operations, including:

•Sources of revenue;
•Sales volumes;
•Realized prices on the sale of oil, natural gas and NGL, including the effect of our commodity derivative contracts;
•Lease operating expenses (“LOE”);
•Capital expenditures; and
•Adjusted EBITDAX (a Non-GAAP measure).

Sources of Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGL that are extracted from our natural gas during processing. Our oil, natural gas and NGL revenues do not include the effects of derivatives. For the three months ended September 30, 2019, our revenues were derived 87% from oil sales, 8% from natural gas sales and 5% from NGL sales. For the three months ended September 30, 2018, our revenues were derived 80% from oil sales, 8% from natural gas sales and 12% from NGL sales. For the nine months ended September 30, 2019, our revenues were derived 81% from oil sales, 12% from natural gas sales and 7% from NGL sales. For the nine months ended September 30, 2018, our revenues were derived 80% from oil sales, 9% from natural gas sales and 11% from NGL sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Sales Volumes

The following table presents historical sales volumes for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Oil (MBbl)	3,597	3,618	10,830	10,394
Natural gas (MMcf)	14,418	11,838	43,433	33,612
NGL (MBbl)	1,390	1,372	4,097	3,860
Total (MBoe)	7,390	6,963	22,167	19,855
Average net sales (BOE/d)	80,327	75,680	81,198	72,731

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

Realized Prices on the Sale of Oil, Natural Gas and NGL

Our results of operations depend upon many factors, particularly the price of oil, natural gas and NGL and our ability to market our production effectively. Oil, natural gas and NGL prices are among the most volatile of all commodity prices. For example, during the period from January 1, 2014 to September 30, 2019, NYMEX West Texas Intermediate oil prices ranged from a high of $107.26 per Bbl to a low of $26.21 per Bbl. Average daily prices for NYMEX Henry Hub gas ranged from a high of $6.15 per MMBtu to a low of $1.64 per MMBtu during the same period. Declines in, and continued depression of, the price of oil and natural gas occurring during 2015 also during 2018 and 2019 are due to a combination of factors including increased U.S. supply, global economic concerns and geopolitical risks. These price variations can have a material impact on our financial results and capital expenditures.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Oil
NYMEX WTI High ($/Bbl)	$62.90	$74.14	$66.30	$74.15
NYMEX WTI Low ($/Bbl)	$51.09	$65.01	$46.54	$59.19
NYMEX WTI Average ($/Bbl)	$56.44	$69.43	$57.10	$66.79
Average Realized Price ($/Bbl)	$47.56	$62.32	$48.16	$59.58
Average Realized Price, with derivative settlements ($/Bbl)	$47.45	$50.02	$44.39	$48.23
Average Realized Price as a % of Average NYMEX WTI	84.3%	89.8%	84.3%	89.2%
Differential ($/Bbl) to Average NYMEX WTI (1)	$(8.28)	$(7.11)	$(8.74)	$(7.21)
Natural Gas
NYMEX Henry Hub High ($/MMBtu)	$2.68	$3.08	$3.59	$3.63
NYMEX Henry Hub Low ($/MMBtu)	$2.07	$2.72	$2.07	$2.55
NYMEX Henry Hub Average ($/MMBtu)	$2.33	$2.86	$2.56	$2.85
NYMEX Henry Hub Average converted to a $/Mcf basis (factor of 1.1 to 1)	$2.56	$3.15	$2.82	$3.14
Average Realized Price ($/Mcf)	$1.17	$1.95	$1.71	$1.99
Average Realized Price, with derivative settlements ($/Mcf)	$1.33	$2.08	$1.69	$2.37
Average Realized Price as a % of Average NYMEX Henry Hub(1)	45.7%	61.9%	60.6%	63.4%
Differential ($/Mcf) to Average NYMEX Henry Hub	$(1.39)	$(1.20)	$(1.11)	$(1.15)
NGL
Average Realized Price ($/Bbl)	$6.55	$24.49	$10.97	$22.38
Average Realized Price as a % of Average NYMEX WTI	11.6%	35.3%	19.2%	33.5%
BOE
Average Realized Price per BOE	$26.65	$40.53	$28.91	$38.91
Average Realized Price per BOE with derivative settlements	$26.92	$34.35	$27.04	$33.62

(1) Excludes the unrealized impact of estimated payments associated with a minimum volume commitment pursuant to ASC 606, Revenue Recognition that may be incurred by our oil marketer.

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

We have historically been able to hedge our oil and natural gas production at prices that are significantly higher than current strip prices. However, in the current commodity price environment, our ability to enter into comparable derivative arrangements at favorable prices may be limited, and, we are not obligated to hedge a specific portion of our oil or natural gas production. For a summary of the Company’s commodity derivative contracts as of September 30, 2019, please see Note 5—Commodity Derivative Instruments in Part 1, Item 1 of this Quarterly Report.

The following table summarizes our historical derivative positions and the settlement amounts for each of the periods indicated.

	For the Nine Months Ended
	September 30,
	2019	2018
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	5,580,000	4,000,000
Weighted average fixed price ($/Bbl)	$52.55	$51.23
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	15,800,000	10,077,600
Weighted average purchased put price ($/Bbl)	$46.59	$43.70
NYMEX WTI Crude Purchased Calls:
Notional volume (Bbl)	14,000,000	1,740,000
Weighted average purchased call price ($/Bbl)	$64.99	$58.90
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	17,750,000	6,730,000
Weighted average sold call price ($/Bbl)	$63.69	$57.14
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	15,300,000	10,088,800
Weighted average sold put price ($/Bbl)	$44.33	$38.80
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	23,400,000	30,750,000
Weighted average fixed price ($/MMBtu)	$2.83	$3.12
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	3,600,000	1,800,000
Weighted average purchased put price ($/MMBtu)	$3.04	$3.00
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	3,600,000	1,800,000
Weighted average sold call price ($/MMBtu)	$3.46	$3.15
NYMEX HH Natural Gas Sold Puts:
Notional volume (MMBtu)	3,000,000	—
Weighted average sold put price ($/MMBtu)	$2.50	$—
CIG Basis Gas Swaps:
Notional volume (MMBtu)	31,100,000	26,895,000
Weighted average fixed basis price ($/MMBtu)	$(0.73)	$(0.59)
Total Amounts Received/(Paid) from Settlement (in thousands)	$(8,432)	$(99,914)
Cash provided by changes in Accounts Receivable and Accounts Payable related to Commodity Derivatives	$(10,095)	$6,432
Cash Settlements on Commodity Derivatives per Consolidated Statements of Cash Flows	$(18,527)	$(93,482)

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

Capital Expenditures

For the nine months ended September 30, 2019, we incurred approximately $472.0 million in drilling and completion capital expenditures, excluding the impact of a decrease in outstanding elections of $7.9 million. For the nine months ended September 30, 2019, we drilled 91 gross (74.57 net) wells with an average lateral length of approximately 9,100 feet and completed 113 gross (98.17 net) wells with an average lateral length of approximately 8,700 feet. We turned to sales 65 gross (56.7 net) wells with an average lateral length of approximately 8,000 feet. In addition, we incurred approximately $44.5 million of leasehold and surface acreage additions, excluding the impact of the increase in outstanding elections of $3.0 million. In addition, Elevation Midstream, LLC, our wholly owned midstream subsidiary, incurred $192.6 million of capital expenditures during the nine months ended September 30, 2019. These capital expenditures are funded entirely pursuant to the Elevation Midstream, LLC Securities Purchase Agreement.

In October 2019, we revised our 2019 capital budget for the drilling and completion of operated and non-operated wells from a range of $585.0 million to $675.0 million to approximately $520.0 million to $550.0 million. We intend to allocate substantially all our capital budget to the Core DJ Basin. We expected to drill 125 gross operated wells, complete 122 gross operated wells and turn-in-line 111 gross operated wells. As a result of the change in our capital budget, we expect to drill 108 gross operated wells, complete 118 gross operated wells and turn-in-line 113 gross operated wells. Our capital budget still anticipates a one to two operated rig drilling program and excludes up to $250.0 million for Elevation, which is fully funded by a third party and any amounts that may be paid for potential acquisitions.

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

Adjusted EBITDAX

Adjusted EBITDAX is not a measure of net income (loss) as determined by United States generally accepted accounting principles (“GAAP”). Adjusted EBITDAX is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDAX as net income (loss) adjusted for certain cash and non-cash items, including depletion, depreciation, amortization and accretion (“DD&A”), impairment of long lived assets, exploration expenses, gain on sale of property and equipment and assets of unconsolidated subsidiary, (gain) loss on commodity derivatives, settlements on commodity derivative instruments, premiums paid for derivatives that settled during the period, stock-based compensation expense, amortization of debt issuance costs, make-whole premiums, gain on repurchase of notes, interest expense, income tax expense (benefit) and non-recurring charges. Adjusted EBITDAX is also used to evaluate the performance of reportable segments. See Note 13 - Segment Information in Item 8 in this Quarterly Report for more information regarding the EBITDAX of reportable segments.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of Net Income (Loss) to Adjusted EBITDAX:
Net income (loss)	$48,156	$65,150	$(2,432)	$22,003
Add back:
Depletion, depreciation, amortization and accretion	114,996	107,315	352,134	310,296
Impairment of long lived assets	—	16,166	11,233	16,294
Exploration expenses	13,245	11,038	32,725	21,326
Gain on sale of property and equipment and assets of unconsolidated subsidiary	(1,011)	(83,559)	(1,329)	(143,461)
(Gain) loss on commodity derivatives	(87,956)	35,913	(39,383)	175,752
Settlements on commodity derivative instruments	16,101	(41,009)	(8,432)	(99,914)
Premiums paid for derivatives that settled during the period	(812)	(1,956)	(19,910)	(5,191)
Stock-based compensation expense	11,358	17,420	39,306	50,883
Amortization of debt issuance costs	974	935	3,799	12,303
Make-whole premium on 2021 Senior Notes	—	—	—	35,600
Gain on repurchase of 2026 Senior Notes	—	—	(10,486)	—
Interest expense	22,250	19,790	61,478	55,326
Income tax expense	20,600	22,200	6,700	12,300
Adjusted EBITDAX	$157,901	$169,403	$425,403	$463,517

Items Affecting the Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:
•On January 1, 2019, we adopted ASC 842 - Leases. We adopted using the modified retrospective transition approach to apply the new standard to all leases entered into on or after January 1, 2019 and all existing leases. ASC 842 supersedes previous lease recognition requirements in ASC 840 and resulted in the recognition of $20.5 million of right-of-use assets and $26.1 million of lease liabilities on the condensed consolidated balance sheet as of September 30, 2019. See "Part I, Item 1, Note 2—Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements—Leases" for additional information.

Historical Results of Operations and Operating Expenses

Oil, Natural Gas and NGL Sales Revenues, Operating Expenses and Other Income (Expense).

The following table provides the components of our revenues, operating expenses, other income (expense) and net income (loss) for the periods indicated (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)
Revenues:
Oil sales	$171,074	$225,467	$521,623	$619,211
Natural gas sales	16,801	23,103	74,385	66,991
NGL sales	9,099	33,590	44,940	86,369
Total Revenues	196,974	282,160	640,948	772,571
Operating Expenses:
Lease operating expenses	22,979	20,283	68,445	61,760
Transportation and gathering	6,922	11,786	29,142	29,284
Production taxes	9,711	21,605	46,419	66,317
Exploration expenses	13,245	11,038	32,725	21,326
Depletion, depreciation, amortization and accretion	114,996	107,315	352,134	310,296
Impairment of long lived assets	—	16,166	11,233	16,294
Gain on sale of property and equipment and assets of unconsolidated subsidiary	(1,011)	(83,559)	(1,329)	(143,461)
General and administrative expenses	27,445	35,365	85,835	100,565
Total Operating Expenses	194,287	139,999	624,604	462,381
Operating Income	2,687	142,161	16,344	310,190
Other Income (Expense):
Commodity derivatives gain (loss)	87,956	(35,913)	39,383	(175,752)
Interest expense	(23,224)	(20,725)	(54,791)	(103,229)
Other income	1,337	1,827	3,332	3,094
Total Other Income (Expense)	66,069	(54,811)	(12,076)	(275,887)
Income Before Income Taxes	68,756	87,350	4,268	34,303
Income tax expense	(20,600)	(22,200)	(6,700)	(12,300)
Net Income (Loss)	$48,156	$65,150	$(2,432)	$22,003

The following table provides a summary of our sales volumes, average prices and operating expenses on a per BOE basis for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales (MBoe):	7,390	6,963	22,167	19,855
Oil sales (MBbl)	3,597	3,618	10,830	10,394
Natural gas sales (MMcf)	14,418	11,838	43,433	33,612
NGL sales (MBbl)	1,390	1,372	4,097	3,860
Sales (BOE/d):	80,327	75,680	81,198	72,731
Oil sales (Bbl/d)	39,098	39,323	39,670	38,072
Natural gas sales (Mcf/d)	156,717	128,679	159,095	123,122
NGL sales (Bbl/d)	15,109	14,910	15,007	14,138
Average sales prices(1):
Oil sales (per Bbl)	$47.56	$62.32	$48.16	$59.58
Oil sales with derivative settlements (per Bbl)	47.45	50.02	44.39	48.23
Natural gas sales (per Mcf)	1.17	1.95	1.71	1.99
Natural gas sales with derivative settlements (per Mcf)	1.33	2.08	1.69	2.37
NGL sales (per Bbl)	6.55	24.49	10.97	22.38
Average price (per BOE)	26.65	40.53	28.91	38.91
Average price with derivative settlements (per BOE)	26.92	34.35	27.04	33.62
Expense per BOE:
Lease operating expenses	$3.11	$2.91	$3.09	$3.11
Transportation and gathering	0.94	1.69	1.31	1.47
Production taxes	1.31	3.10	2.09	3.34
Exploration expenses	1.79	1.59	1.48	1.07
Depletion, depreciation, amortization and accretion	15.56	15.41	15.89	15.63
Impairment of long lived assets	—	2.32	0.51	0.82
General and administrative expenses	3.71	5.08	3.87	5.06
Cash general and administrative expenses	2.18	2.58	2.10	2.50
Stock-based compensation	1.54	2.50	1.77	2.56
Total operating expenses per BOE	$26.42	$32.10	$28.24	$30.50

(1)Average prices shown in the table reflect prices both before and after the effects of our settlements of commodity derivative contracts. Our calculation of such effects includes both gains and losses on settlements for commodity derivatives and amortization of premiums paid or received on options that settled during the period.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Oil sales revenues. Crude oil sales revenues decreased by $54.4 million to $171.1 million for the three months ended September 30, 2019 as compared to crude oil sales of $225.5 million for the three months ended September 30, 2018. A decrease in sales volumes between these periods contributed a $1.4 million negative impact, and a decrease in crude oil prices contributed a $53.1 million negative impact.

For the three months ended September 30, 2019, our crude oil sales averaged 39.1 MBbl/d. Our crude oil sales volume decreased by 1% to 3,597 MBbl for the three months ended September 30, 2019 compared to 3,618 MBbl for the three months ended September 30, 2018. The volume decrease is primarily due to the natural decline of our existing properties, partially offset by an increase in production from the completion of 133 gross wells from October 1, 2018 to September 30, 2019.

The average price we realized on the sale of crude oil was $47.56 per Bbl for the three months ended September 30, 2019 compared to $62.32 per Bbl for the three months ended September 30, 2018, primarily due to changes in market prices for crude oil that negatively impacted the realized price.

Natural gas sales revenues. Natural gas sales revenues decreased by $6.3 million to $16.8 million for the three months ended September 30, 2019 as compared to natural gas sales revenues of $23.1 million for the three months ended September 30, 2018. An increase in sales volumes between these periods contributed a $5.0 million positive impact, while a decrease in natural gas prices contributed a $11.3 million negative impact.

For the three months ended September 30, 2019, our natural gas sales averaged 156.7 MMcf/d. Natural gas sales volumes increased by 22% to 14,418 MMcf for the three months ended September 30, 2019 as compared to 11,838 MMcf for the three months ended September 30, 2018. The volume increase is primarily due to the completion of 133 gross wells from October 1, 2018 to September 30, 2019, partially offset by the natural decline on existing producing properties.

The average price we realized on the sale of our natural gas was $1.17 per Mcf for the three months ended September 30, 2019 compared to $1.95 per Mcf for the three months ended September 30, 2018, primarily due to capacity constraints in transporting the wet gas associated with crude oil production coupled with negative market conditions surrounding limited export capacity.

NGL sales revenues. NGL sales revenues decreased by $24.5 million to $9.1 million for the three months ended September 30, 2019 as compared to NGL sales revenues of $33.6 million for the three months ended September 30, 2018. An increase in sales volumes between these periods contributed a $0.4 million positive impact, while a decrease in price contributed a $24.9 million negative impact.

For the three months ended September 30, 2019, our NGL sales averaged 15.1 MBbl/d. NGL sales volumes increased by 1% to 1,390 MBbl for the three months ended September 30, 2019 as compared to 1,372 MBbl for the three months ended September 30, 2018. The volume increase is primarily due to the completion of 133 gross wells from October 1, 2018 to September 30, 2019, partially offset by the natural decline on existing producing properties. Our NGL sales are directly associated with our natural gas sales because our natural gas volumes are processed by third parties for both residue natural gas sales and NGL sales.

The average price we realized on the sale of our NGL was $6.55 per Bbl for the three months ended September 30, 2019 compared to $24.49 per Bbl for the three months ended September 30, 2018, primarily due to capacity constraints in transporting the wet gas associated with crude oil production coupled with negative market conditions surrounding limited export capacity.

Lease operating expenses ("LOE"). Our LOE increased by $2.7 million to $23.0 million for the three months ended September 30, 2019, from $20.3 million for the three months ended September 30, 2018. The increase in LOE was primarily the result of an increase in producing wells and an increase in workover repairs, partially offset by optimization of our field cost structure during the twelve months ended September 30, 2019.

On a per unit basis, LOE increased to $3.11 per BOE sold for the three months ended September 30, 2019 from $2.91 per BOE for the three months ended September 30, 2018.

Transportation and gathering ("T&G"). Our T&G expense decreased by $4.9 million to $6.9 million for the three months ended September 30, 2019, from $11.8 million for the three months ended September 30, 2018. The decrease in T&G was primarily due to a decrease of volumes on a certain gathering system during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
On a per unit basis, T&G decreased to $0.94 per BOE sold for the three months ended September 30, 2019 compared to $1.69 per BOE sold for the three months ended September 30, 2018.

Production taxes. Our production taxes decreased by $11.9 million to $9.7 million for the three months ended September 30, 2019 as compared to $21.6 million for the three months ended September 30, 2018. The decrease is primarily attributable to decreased revenue as production taxes are calculated as a percentage of sales revenue. Production taxes as a percentage of sales revenue was 4.9% for the three months ended September 30, 2019 as compared to 7.7% for the three months ended September 30, 2018. The decrease in production taxes as a percentage of sales revenue relates to a decrease in the estimated ad valorem and severance tax rates and an adjustment to the estimated ad valorem tax payable for the three months ended September 30, 2019.

Exploration expenses. Our exploration expenses were $13.2 million for the three months ended September 30, 2019, which were primarily attributable to $0.5 million in expense for the extension of certain leases and $11.2 million in impairment expense related to the abandonment and impairment of unproved properties for the three months ended September 30, 2019. For the three months ended September 30, 2018, we recognized $11.0 million in exploration expenses.

Depletion, depreciation, amortization and accretion expense ("DD&A"). Our DD&A expense increased $7.7 million to $115.0 million for the three months ended September 30, 2019 as compared to $107.3 million for the three months ended September 30, 2018. This increase is due to an increase in volumes sold for the three months ended September 30, 2019 as sales increased by approximately 427 MBoe. On a per unit basis, DD&A expense increased to $15.56 per BOE for the three months ended September 30, 2019 from $15.41 per BOE for the three months ended September 30, 2018.

Impairment of long lived assets. No impairment expense was recognized for the three months ended September 30, 2019. Impairment expense of $16.2 million expense was recognized for the three months ended September 30, 2018 related to impairment of the proved oil and gas properties in our northern field.

Gain on sale of property and equipment and assets of unconsolidated subsidiary. Our gain on sale of property and equipment and assets of unconsolidated subsidiary was $1.0 million for the three months ended September 30, 2019. Our gain on sale of property and equipment and assets of unconsolidated subsidiary was $83.6 million related to our August 2018 Divestiture for the three months ended September 30, 2018.

General and administrative expenses ("G&A"). General and administrative expenses decreased by $8.0 million to $27.4 million for the three months ended September 30, 2019 as compared to $35.4 million for the three months ended September 30, 2018. This decrease is primarily due to a decrease in stock-based compensation expense recognized for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. On a per unit basis, G&A expense decreased to $3.71 per BOE sold for the three months ended September 30, 2019 from $5.08 per BOE sold for the three months ended September 30, 2018.

Our G&A expenses for the three months ended September 30, 2019 includes $1.9 million related to the terms of a separation agreement with a former executive officer. No expenses of this nature were incurred during the three months ended September 30, 2018.

Our G&A expenses include the non-cash expense for stock-based compensation for equity awards granted to our employees and directors. For the three months ended September 30, 2019 and 2018, stock-based compensation expense was $11.4 million and $17.4 million, respectively.

Commodity derivative gain (loss). Primarily due to the decrease in NYMEX crude oil futures prices at September 30, 2019 as compared to June 30, 2019 and change in fair value from the execution of new positions, we incurred a net gain on our commodity derivatives of $88.0 million for the three months ended September 30, 2019, including the amortization of premiums. Primarily due to the increase in NYMEX crude oil futures prices at September 30, 2018 as compared to June 30, 2018 and change in fair value from the execution of new positions, we incurred a net loss on our commodity derivatives of $35.9 million for the three months ended September 30, 2018, including the amortization of premiums. These gains and losses are a result of our hedging program, which is used to mitigate our exposure to commodity price fluctuations. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program in the future. Therefore, we expect our net income (loss) to reflect the volatility of commodity price forward markets. Our cash flow will only be affected upon settlement of the transactions at the current market prices at that time. During the three months ended September 30, 2019, we received cash settlements of commodity derivatives totaling $16.1 million. During the three months ended September 30, 2018, we paid cash settlements of commodity derivatives totaling $41.0 million.

Interest expense. Interest expense consists of interest expense on our long-term debt and amortization of debt issuance costs, net of capitalized interest. For the three months ended September 30, 2019, we recognized interest expense of $23.2 million as compared to $20.7 million for the three months ended September 30, 2018, as a result of borrowings under our revolving credit facility, our 2024 Senior Notes, our 2026 Senior Notes and the amortization of debt issuance costs.

We incurred interest expense for the three months ended September 30, 2019 of $23.8 million related to our 2024 Senior Notes, 2026 Senior Notes, and revolving credit facility. We incurred interest expense for the three months ended September 30, 2018 of approximately $21.5 million related to our revolving credit facility, our 2024 Senior Notes, and our 2026 Senior Notes. Also included in interest expense for the three months ended September 30, 2019 and 2018 was the amortization of debt issuance costs of $1.0 million and $0.9 million, respectively. For the three months ended September 30, 2019 and 2018, we capitalized interest expense of $1.6 million and $1.7 million, respectively.

Income tax expense. We recorded an income tax expense of $20.6 million and $22.2 million for the three months ended September 30, 2019 and 2018, respectively. This resulted in an effective tax rate of approximately 30.0% and 25.4% for the three months ended September 30, 2019 and 2018, respectively. Our effective tax rate for the three months ended September 30, 2019 and 2018 differs from the U.S. statutory income tax rates of 21.0% primarily due to the effects of state income taxes and estimated taxable permanent differences.

Gathering and facilities segment. The Company has two operating segments, (i) the exploration, development and production of oil, natural gas and NGL (the "exploration and production segment") and (ii) the construction and support of midstream assets to gather and process crude oil and gas production (the "gathering and facilities segment"). Prior to the fourth quarter of 2018, the Company had a single operating segment. The gathering systems and facilities operating segment was under development as of September 30, 2019. On October 3, 2019, Elevation commenced moving crude oil, natural gas and water through its Badger central gathering facility. Capital expenditures associated with gathering systems and facilities were incurred to develop midstream infrastructure to support the Company's development of its oil and gas leasehold along with third-party activity and amounted to $65.1 million and $37.5 million for the three months ended September 30, 2019 and 2018, respectively.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Oil sales revenues. Crude oil sales revenues decreased by $97.6 million to $521.6 million for the nine months ended September 30, 2019 as compared to crude oil sales of $619.2 million for the nine months ended September 30, 2018. An increase in sales volumes between these periods contributed a $26.0 million positive impact, while a decrease in crude oil prices contributed a $123.6 million negative impact.

For the nine months ended September 30, 2019, our crude oil sales averaged 39.7 MBbl/d. Our crude oil sales volume increased 4% to 10,830 MBbl for the nine months ended September 30, 2019 compared to 10,394 MBbl for the nine months ended September 30, 2018. The volume increase is primarily due to an increase in production from the completion of 133 gross wells from October 1, 2018 to September 30, 2019, partially offset by the natural decline of our existing properties.

The average price we realized on the sale of crude oil was $48.16 per Bbl for the nine months ended September 30, 2019 compared to $59.58 per Bbl for the nine months ended September 30, 2018, primarily due to changes in market prices for crude oil that negatively impacted the realized price.

Natural gas sales revenues. Natural gas sales revenues increased by $7.4 million to $74.4 million for the nine months ended September 30, 2019 as compared to natural gas sales revenues of $67.0 million for the nine months ended September 30, 2018. An increase in sales volumes between these periods contributed a $19.5 million positive impact, while a decrease in natural gas prices contributed a $12.1 million negative impact.

For the nine months ended September 30, 2019, our natural gas sales averaged 159.1 MMcf/d. Natural gas sales volumes increased by 29% to 43,433 MMcf for the nine months ended September 30, 2019 as compared to 33,612 MMcf for the nine months ended September 30, 2018. The volume increase is primarily due to the completion of 133 gross wells from October 1, 2018 to September 30, 2019, partially offset by the natural decline on existing producing properties.

The average price we realized on the sale of our natural gas was $1.71 per Mcf for the nine months ended September 30, 2019 compared to $1.99 per Mcf for the nine months ended September 30, 2018, primarily due to capacity constraints in transporting the wet gas associated with crude oil production coupled with negative market conditions surrounding limited export capacity.

NGL sales revenues. NGL sales revenues decreased by $41.5 million to $44.9 million for the nine months ended September 30, 2019 as compared to NGL sales revenues of $86.4 million for the nine months ended September 30, 2018. An increase in sales volumes between these periods contributed a $5.3 million positive impact, while a decrease in price contributed a $46.7 million negative impact.

For the nine months ended September 30, 2019, our NGL sales averaged 15.0 MBbl/d. NGL sales volumes increased by 6% to 4,097 MBbl for the nine months ended September 30, 2019 as compared to 3,860 MBbl for the nine months ended September 30, 2018. The volume increase is primarily due to the completion of 133 gross wells from October 1, 2018 to September 30, 2019, partially offset by the natural decline on existing producing properties. Our NGL sales are directly associated with our natural gas sales because our natural gas volumes are processed by third parties for both residue natural gas sales and NGL sales.

The average price we realized on the sale of our NGL was $10.97 per Bbl for the nine months ended September 30, 2019 compared to $22.38 per Bbl for the nine months ended September 30, 2018, primarily due to capacity constraints in transporting the wet gas associated with crude oil production coupled with negative market conditions surrounding limited export capacity.

Lease operating expenses. Our LOE increased by $6.6 million to $68.4 million for the nine months ended September 30, 2019, from $61.8 million for the nine months ended September 30, 2018. The increase in LOE was primarily the result of an increase in producing wells and an increase in workover repairs, partially offset by optimization of our field cost structure during the twelve months ended September 30, 2019.

On a per unit basis, LOE decreased to $3.09 per BOE sold for the nine months ended September 30, 2019 from $3.11 per BOE for the nine months ended September 30, 2018. The decrease in LOE per BOE is primarily a result of increased production volumes during the nine months ended September 30, 2019.

Transportation and gathering. Our T&G expense decreased by $0.2 million to $29.1 million for the nine months ended September 30, 2019, from $29.3 million for the nine months ended September 30, 2018. The decrease in T&G was primarily due to a decrease of volumes on a certain gathering system for the nine months ended September 30, 2019.
On a per unit basis, T&G decreased to $1.31 per BOE sold for the nine months ended September 30, 2019 compared to $1.47 per BOE sold for the nine months ended September 30, 2018.

Production taxes. Our production taxes decreased by $19.9 million to $46.4 million for the nine months ended September 30, 2019 as compared to $66.3 million for the nine months ended September 30, 2018. The decrease is primarily attributable to decreased revenue as production taxes are calculated as a percentage of sales revenue. Production taxes as a percentage of sales revenue was 7.2% for the nine months ended September 30, 2019 as compared to 8.6% for the nine months ended September 30, 2018. The decrease in production taxes as a percentage of sales revenue relates to a decrease in the estimated ad valorem and severance tax rates and an adjustment to the estimated ad valorem tax payable for the nine months ended September 30, 2019.

Exploration expenses. Our exploration expenses were $32.7 million for the nine months ended September 30, 2019, which were primarily attributable to $2.0 million in expense for the extension of certain leases and $26.2 million in impairment expense related to the abandonment and impairment of unproved properties for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, we recognized $21.3 million in exploration expenses.

Depletion, depreciation, amortization and accretion expense. Our DD&A expense increased $41.8 million to $352.1 million for the nine months ended September 30, 2019 as compared to $310.3 million for the nine months ended September 30, 2018. This increase is due to an increase in volumes sold for the nine months ended September 30, 2019 as sales increased by approximately 2,312 MBoe. On a per unit basis, DD&A expense increased to $15.89 per BOE for the nine months ended September 30, 2019 from $15.63 per BOE for the nine months ended September 30, 2018.

Impairment of long lived assets. Our impairment expense of $11.2 million for the nine months ended September 30, 2019 was related to impairment of the proved oil and gas properties in our northern field. The fair value did not exceed our carrying amount associated with the proved oil and gas properties in our northern field. Impairment expense of $16.3 million was recognized for the nine months ended September 30, 2018.

Gain on sale of property and equipment and assets of unconsolidated subsidiary. Our gain on sale of property and equipment and assets of unconsolidated subsidiary for the nine months ended September 30, 2019 was $1.3 million. Our gain on sale of property and equipment and assets of unconsolidated subsidiary was $143.5 million related to our April 2018 Divestitures and August 2018 Divestiture for the nine months ended September 30, 2018.

General and administrative expenses. General and administrative expenses decreased by $14.8 million to $85.8 million for the nine months ended September 30, 2019 as compared to $100.6 million for the nine months ended September 30, 2018. This decrease is primarily due to a decrease in stock-based compensation expense recognized for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. On a per unit basis, G&A expense decreased to $3.87 per BOE sold for the nine months ended September 30, 2019 from $5.06 per BOE sold for the nine months ended September 30, 2018.

Our G&A expenses for the nine months ended September 30, 2019 includes $1.9 million related to the terms of a separation agreement with a former executive officer. No expenses of this nature were incurred during the nine months ended September 30, 2018.

Our G&A expenses include the non-cash expense for stock-based compensation for equity awards granted to our employees and directors. For the nine months ended September 30, 2019 and 2018, stock-based compensation expense was $39.3 million and $50.9 million, respectively.

Commodity derivative gain (loss). Primarily due to the decrease in NYMEX crude oil futures prices at September 30, 2019 as compared to December 31, 2018 and change in fair value from the execution of new positions, we incurred a net gain on our commodity derivatives of $39.4 million for the nine months ended September 30, 2019, including the amortization of premiums. Primarily due to the increase in NYMEX crude oil futures prices at September 30, 2018 as compared to December 31, 2017 and change in fair value from the execution of new positions, we incurred a net loss on our commodity derivatives of $175.8 million for the nine months ended September 30, 2018, including the amortization of premiums. These losses are a result of our hedging program, which is used to mitigate our exposure to commodity price fluctuations. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program in the future. Therefore, we expect our net income (loss) to reflect the volatility of commodity price forward markets. Our cash flow will only be affected upon settlement of the transactions at the current market prices at that time. During the nine months ended September 30, 2019 and 2018, we paid cash settlements of commodity derivatives totaling $8.4 million and $99.9 million, respectively.

Interest expense. Interest expense consists of interest expense on our long-term debt and amortization of debt issuance costs, net of capitalized interest. For the nine months ended September 30, 2019, we recognized interest expense of $54.8 million as compared to $103.2 million for the nine months ended September 30, 2018, as a result of borrowings under our revolving credit facility, our 2021 Senior Notes, 2024 Senior Notes, our 2026 Senior Notes and the amortization of debt issuance costs.

We incurred interest expense for the nine months ended September 30, 2019 of $66.9 million related to our 2024 Senior Notes, 2026 Senior Notes, and revolving credit facility. We incurred interest expense for the nine months ended September 30, 2018 of approximately $61.6 million related to our revolving credit facility, our 2021 Senior Notes, 2024 Senior Notes, our 2026 Senior Notes, as well as a make-whole premium of $35.6 million related to our repayment of 2021 Senior Notes in January and February 2018. Also included in interest expense for the nine months ended September 30, 2019 and 2018 was the amortization of debt issuance costs of $3.8 million and $12.3 million, respectively. Amortization expense for the nine months ended September 30, 2018 includes $9.4 million of acceleration of amortization expense upon the repayment of the 2021 Senior Notes. For the nine months ended September 30, 2019 and 2018, we capitalized interest expense of $5.4 million and $6.3 million, respectively. Interest expense for the nine months ended September 30, 2019 also includes $10.5 million of gain on debt extinguishment upon the repurchase of our 2026 Senior Notes.

Income tax expense. We recorded an income tax expense of $6.7 million and $12.3 million for the nine months ended September 30, 2019 and 2018, respectively. This resulted in an effective tax rate of approximately 156.8% and 35.9% for the nine months ended September 30, 2019 and 2018, respectively. Our effective tax rate for the nine months ended September 30, 2019 and 2018 differs from the U.S. statutory income tax rates of 21.0% primarily because of state income taxes and estimated taxable permanent differences. The primary differences between the tax rate of 156.8% and 35.9% for the nine months ended

September 30, 2019 and 2018, respectively, are the increase in estimated permanent differences during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 and the pre-tax book income generated for the nine months ended September 30, 2019 compared to pre-tax book income for the nine months ended September 30, 2018.

Gathering and facilities segment. The Company has two operating segments, (i) the exploration, development and production of oil, natural gas and NGL (the "exploration and production segment") and (ii) the construction and support of midstream assets to gather and process crude oil and gas production (the "gathering and facilities segment"). Prior to the fourth quarter of 2018, the Company had a single operating segment. The gathering systems and facilities operating segment was under development as of September 30, 2019. On October 3, 2019, Elevation commenced moving crude oil, natural gas and water through its Badger central gathering facility. Capital expenditures associated with gathering systems and facilities are being incurred to develop midstream infrastructure to support the Company's development of its oil and gas leasehold along with third-party activity and amounted to $192.6 million and $57.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our revolving credit facility. Depending upon market conditions and other factors, we may also issue equity and debt securities if needed.

Historically, our primary sources of liquidity have been borrowings under our revolving credit facility, proceeds from notes offerings, equity provided by investors, including our management team, cash from the IPO and Private Placement, cash from the issuance of preferred units, and cash flows from operations and divestitures. To date, our primary use of capital has been for the acquisition of oil and gas properties to increase our acreage position, as well as development and exploration of oil and gas properties. Our borrowings, net of unamortized debt issuance costs, were approximately $1,635.2 million and $1,417.7 million at September 30, 2019, and December 31, 2018, respectively. We also have other contractual commitments, which are described in Note 11 – Commitments and Contingencies in Part I, Item I, Financial Information of this Quarterly Report.

We may from time to time seek to retire or purchase our outstanding notes through cash purchases and/or exchanges (including for equity securities), in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

In October 2019, we revised our 2019 capital budget for the drilling and completion of operated and non-operated wells from a range of $585.0 million to $675.0 million to approximately $520.0 million to $550.0 million. We intend to allocate substantially all our capital budget to the Core DJ Basin. We expected to drill 125 gross operated wells, complete 122 gross operated wells and turn-in-line 111 gross operated wells. As a result of the change in our capital budget, we expect to drill 108 gross operated wells, complete 118 gross operated wells and turn-in-line 113 gross operated wells. Our capital budget still anticipates a one to two operated rig drilling program and excludes up to $250.0 million for Elevation, which is fully funded by a third party and any amounts that may be paid for potential acquisitions.

The Company had a Stock Repurchase Program in place during the nine months ended September 30, 2019. Spending under this program during this time period was $136.9 million, and the total amount repurchased was $163.2 million which is the full amount authorized to be repurchased. The Company also has a Senior Notes Repurchase Program in place. Spending under this program during the nine months ended September 30, 2019 was $39.3 million. The Company was authorized to repurchase up to $100.0 million of its Senior Notes.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Nine Months Ended
	September 30,
	2019	2018
Net cash provided by operating activities	$356,561	$468,362
Net cash used in investing activities	$(706,868)	$(678,133)
Net cash provided by financing activities	$173,049	$477,068

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net cash provided by operating activities. For the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, our net cash provided by operating activities decreased by $111.8 million, primarily due to a decrease in operating revenues net of expenses of $119.0 million as a result of a decrease in commodity prices along with a decrease in cash of $88.4 million related to changes in working capital and an increase in cash paid for interest of $5.2 million. These decreases in net cash provided by operating activities were partially offset by a $75.0 million decrease in commodity derivative settlement payments.

Net cash used in investing activities. For the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, our net cash used in investing activities increased by $28.7 million primarily due to increased spending of $127.8 million on our gathering systems and facilities, a $20.6 million increase in other property and equipment, a $30.4 million increase from the sale of property and equipment and a $16.5 million increase in spending on our investment in unconsolidated subsidiaries. Additionally, we did not receive $82.6 million in the current period from the sale of an unconsolidated subsidiary. These increases were offset by a decrease in spending on oil and gas property additions of $248.6 million for the nine months ended September 30, 2019.

Net cash provided by financing activities. For the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, our net cash provided by financing activities decreased by $304.0 million as a result of a decrease of $739.7 million from the issuance of the 2026 Senior Notes, partially offset by an increase from redemption of the 2021 Senior Notes for $585.6 million. Net borrowings on the revolver increased $65.0 million offset by a $49.5 million decrease in the cash received from the issuance of Elevation Preferred Units compared to the nine months ended September 30, 2019. Additionally, there was an increase in cash spent to repurchase common stock of $133.3 million, as result of our Share Repurchase Program, and senior notes of $39.3 million, as a result of our Senior Note Repurchase Program during the nine months ended September 30, 2019.

Working Capital

Our working capital deficit was $202.6 million at September 30, 2019 and our surplus was $62.2 million at December 31, 2018. Our cash balances totaled $57.7 million and $235.0 million at September 30, 2019 and December 31, 2018, respectively.

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

Debt Arrangements

As of September 30, 2019, our revolving credit facility has a maximum credit amount of $1.5 billion, subject to a borrowing base of $1.1 billion, subject to the current elected commitments of $1.0 billion, and certain of our current and future subsidiaries are or will be guarantors under such facility. Amounts repaid under our revolving credit facility may be re-borrowed from time to time, subject to the terms of the facility. For more information on the revolving credit facility, please see Note 4 — Long-Term Debt in Part 1, Item 1. Financial Information of this Quarterly Report. The revolving credit facility is secured by liens on substantially all of our properties.

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

Revolving Credit Facility

The amount available to be borrowed under our revolving credit facility is subject to a borrowing base that is redetermined semiannually on each May 1 and November 1, and will depend on the volumes of our proved oil and gas reserves and estimated cash flows from these reserves and other information deemed relevant by the administrative agent under our revolving credit facility. As of September 30, 2019, the borrowing base was $1.1 billion, subject to current elected commitments of $1.0 billion.
On November 4, 2019, we amended our revolving credit facility to decrease the borrowing base from $1.1 billion to $950.0 million, associated with the scheduled borrowing base redetermination. The current elected commitments were also decreased to $950.0 million.
Principal amounts borrowed will be payable on the maturity date, and interest will be payable quarterly for alternate base rate loans and at the end of the applicable interest period for Eurodollar loans. We have a choice of borrowing in Eurodollars or at the alternate base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the product of: (a) the LIBOR rate, multiplied by (b) a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the reserve percentages (expressed as a decimal) on such date at which the administrative agent under our revolving credit facility is required to maintain reserves on ‘Eurocurrency Liabilities’ as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 200 to 300 basis points, depending on the percentage of our borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the adjusted one-month LIBOR rate (as calculated above) plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the percentage of our borrowing base utilized. As of September 30, 2019, we had $550.0 million of outstanding borrowings under our revolving credit facility. We may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.

The revolving credit facility is secured by liens on substantially all of our properties and guarantees from us and our current and future subsidiaries, with the exception of Elevation. The revolving credit facility contains restrictive covenants that may limit our ability to, among other things:
•incur additional indebtedness;
•sell assets;
•make loans to others;
•make investments;
•make certain changes to our capital structure;
•make or declare dividends;
•hedge future production or interest rates;
•enter into transactions with our affiliates;
•incur liens; and
•engage in certain other transactions without the prior consent of the lenders.

The revolving credit facility requires us to maintain the following financial ratios:
•a current ratio, which is the ratio of our and our restricted subsidiaries' consolidated current assets (includes unused commitments under our revolving credit facility and excludes derivative assets) to our restricted subsidiaries' consolidated current liabilities (excludes obligations under our revolving credit facility, the senior notes and certain derivative liabilities), of not less than 1.0 to 1.0 as of the last day of any fiscal quarter; and
•a net leverage ratio, which is the ratio of (i) consolidated debt less cash balances to (ii) our consolidated EBITDAX for the four fiscal quarter period most recently ended, not to exceed 4.0 to 1.0 as of the last day of such fiscal quarter.

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

Series A Preferred Stock

The holders of our Series A Preferred Stock (the "Series A Preferred Stock") are entitled to receive a cash dividend of 5.875% per year, payable quarterly in arrears, and we have the ability to pay such quarterly dividends in kind at a dividend rate of 10% per year (decreased proportionately to the extent such quarterly dividends are partially paid in cash). The Series A Preferred Stock is convertible into shares of our common stock at the election of the Series A Preferred Holders at a conversion ratio per share of Series A Preferred Stock of 61.9195. Until the three-year anniversary of the closing of the IPO, we may elect to convert the Series A Preferred Stock at a conversion ratio per share of Series A Preferred Stock of 61.9195, but only if the closing price of our common stock trades at or above a certain premium to our initial offering price, such premium to decrease with time. On October 15, 2019, the three year anniversary had passed for the Series A Preferred Stock to convert into our common stock. In certain situations, including a change of control, the Series A Preferred Stock may be redeemed for cash in an amount equal to the greater of (i) 135% of the liquidation preference of the Series A Preferred Stock and (ii) a 17.5% annualized internal rate of return on the liquidation preference of the Series A Preferred Stock. The Series A Preferred Stock

matures on October 15, 2021, at which time they are mandatorily redeemable for cash at the liquidation preference. For more information, see the Company’s Annual Report.

Elevation Preferred Units

On July 3, 2018, Elevation entered into the Securities Purchase Agreement with the Purchaser, pursuant to which Elevation agreed to sell 150,000 Elevation Preferred Units at a price of $990 per Elevation Preferred Unit with an aggregate liquidation preference of $150.0 million, in a transaction exempt from the registration requirements under the Securities Act. The Private Placement closed on July 3, 2018 and resulted in net proceeds of approximately $141.9 million, $25.4 million of which was a reimbursement for previously incurred midstream capital expenditures and general and administrative expenses. These Elevation Preferred Units are non-recourse to Extraction, minimizing risk to our common shareholders, and represent the noncontrolling interest presented on the condensed consolidated statement of changes in stockholders' equity. Elevation is a separate entity and the assets and credit of Elevation are not available to satisfy the debts and other obligations of the Company or its other subsidiaries. As of September 30, 2019, $49.9 million of cash was held by Elevation and is earmarked for construction of pipeline infrastructure to serve the development of acreage in its Hawkeye and Southwest Wattenberg areas.

During the Commitment Period, subject to the satisfaction of certain financial and operational metrics and certain other customary closing conditions, Elevation has the right to require the Purchaser to purchase additional Elevation Preferred Units on the terms set forth in the Securities Purchase Agreement. Elevation may require the Purchaser to purchase additional Elevation Preferred Units, in increments of at least $25.0 million, up to an aggregate amount of $250.0 million. During the Commitment Period, Elevation is required to pay the Purchaser a quarterly commitment fee payable in cash or in kind of 1.0% per annum on any undrawn amounts of such additional $250.0 million commitment.

On July 10, 2019, Elevation closed on an additional 100,000 Elevation Preferred Units under an existing securities purchase agreement with a third party, pursuant to which Elevation had agreed to sell an additional 100,000 Elevation Preferred Units at a price of $990 per Elevation Preferred Unit with an aggregate liquidation preference of $100.0 million, and resulting in net proceeds of approximately $96.5 million, after deducting discounts and related offering expenses. These Elevation Preferred Units are non-recourse to Extraction. As part of the transaction, Extraction also committed to Elevation that it would drill at least 425 wells in the acreage dedicated to Elevation by December 31, 2023, subject to reductions if Extraction does not sell the full amount of additional Elevation Preferred Units to the Purchaser. By way of comparison, Extraction drilled a total of 161 wells during 2018 and 90 wells during the nine months ended September 30, 2019.

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

Recent Accounting Pronouncements

Please read Note 2—Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements of the notes to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for a detailed list of recent accounting pronouncements.

Impact of Inflation/Deflation and Pricing

All of our transactions are denominated in U.S. dollars. Typically, as prices for oil and natural gas increase, associated costs rise. Conversely, as prices for oil and natural gas decrease, costs decline. Cost declines tend to lag and may not adjust downward in proportion to decline commodity prices. Historically, field-level prices received for our oil and natural gas production have been volatile. During the year ended December 31, 2018, commodity prices increased during the first, second and third quarter, and subsequently decreased in the fourth quarter, while during the years ended December 31, 2017 and 2016, commodity prices generally increased. During the nine months ended September 30, 2019, commodity prices decreased compared to the same period in 2018. Changes in commodity prices impact our revenues, estimates of reserves, assessments of any impairment of oil and natural gas properties, as well as values of properties being acquired or sold. Price changes have the potential to affect our ability to raise capital, borrow money, and retain personnel.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have material off-balance sheet arrangements, except for an agreement with our oil marketer. Our oil marketer is subject to a firm transportation agreement with a make-whole provision that allows us to satisfy any minimum volume commitment deficiencies incurred by our oil marketer with future barrels of crude oil in excess of their minimum volume commitment through October 31, 2020, subject to an evergreen provision thereafter. Please see Note 11 – Commitments and Contingencies in Part 1, Item 1 of this Quarterly Report.

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

For a summary of the Company’s commodity derivative contracts as of September 30, 2019, please see Note 5—Commodity Derivative Instruments in Part 1, Item 1 of this Quarterly Report.

As of September 30, 2019, the fair market value of our oil derivative contracts was a net asset of $95.2 million. Based on our open oil derivative positions at September 30, 2019, a 10% increase in the NYMEX WTI price would decrease our net oil derivative asset by approximately $92.4 million, while a 10% decrease in the NYMEX WTI price would increase our net oil derivative asset by approximately $84.1 million. As of September 30, 2019, the fair market value of our natural gas derivative contracts was a net asset of $12.6 million. Based upon our open commodity derivative positions at September 30, 2019, a 10% increase in the NYMEX Henry Hub price would decrease our net natural gas derivative asset by approximately $7.6 million, while a 10% decrease in the NYMEX Henry Hub price would increase our net natural gas derivative asset by approximately $7.6 million. Please see “—How We Evaluate Our Operations—Derivative Arrangements.”

Counterparty and Customer Credit Risk

Our cash and cash equivalents are exposed to concentrations of credit risk. We manage and control this risk by investing these funds with major financial institutions. We often have balances in excess of the federally insured limits.

We sell oil, natural gas and NGL to various types of customers, including pipelines and refineries. Credit is extended based on an evaluation of the customer’s financial conditions and historical payment record. The future availability of a ready market for oil, natural gas and NGL depends on numerous factors outside of our control, none of which can be predicted with certainty. For the nine months ended September 30, 2019, we had certain major customers that exceeded 10% of total oil, natural gas and NGL revenues. We do not believe the loss of any single purchaser would materially impact our operating results because oil, natural gas and NGL are fungible products with well-established markets and numerous purchasers.

At September 30, 2019, we had commodity derivative contracts with ten counterparties. We do not require collateral or other security from counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting agreements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review. For the three and nine months ended September 30, 2019 and 2018, we did not incur any losses with respect to counterparty contracts. None of our existing derivative instrument contracts contain credit risk related contingent features.

Interest Rate Risk

At September 30, 2019, we had $550.0 million variable-rate debt outstanding. The impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $5.5 million per year. We may begin entering into interest rate swap arrangements on a portion of our outstanding debt to mitigate the risk of fluctuations in LIBOR if we have variable-rate debt outstanding in the future. Please see “—Liquidity and Capital Resources—Debt Arrangements.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our share repurchase activity for the period presented:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in millions) (1)
July 1, 2019 - July 31, 2019	4,807,150	$4.42	4,807,150	$—

(1)On April 1, 2019, we announced an extension of our ongoing repurchase program until December 31, 2019 and an increase of the program to authorize repurchases up to an incremental amount of $100.0 million in common stock from the date of the extension, bringing the total amount authorized to be repurchased to approximately $163.2 million. The July 2019 share repurchase completed the authorized Share Repurchase Program.

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

10.1	Master Assignment and Amendment No. 8 to Amended and Restated Credit Agreement, dated as of August 28, 2019, by and among Extraction Oil & Gas, Inc., as borrower, certain of its subsidiaries, as guarantors, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent and issuing lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on August 30, 2019).
10.2	Separation and General Release Agreement, dated September 4, 2019, between Extraction Oil & Gas, Inc., XOG Services, LLC. and Russell T. Kelley, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on September 4, 2019).
10.3†	Indemnification Agreement (Audrey Robertson) (incorporated by reference to Exhibit 10.2 to the Company’s
Current Report on Form 8-K (File No. 001-37907) filed with the Commission on September 19, 2019).
*31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101	Interactive Data Files

*     Filed herewith.
**   Furnished herewith.
† Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2019.

Extraction Oil & Gas, Inc.

By:	/S/ MATTHEW R. OWENS
Matthew R. Owens
President and Acting Chief Executive Officer (principal executive officer)

By:	/S/ TOM L. BROCK.
Tom L. Brock
Vice President and Chief Accounting Officer (principal financial officer)