Form 10-Q/A
period 2019-09-30
Extraction Oil & Gas, Inc.
filed 2019-11-08
CIK 1655020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10Q/A (this “Amendment”) is being filed by Extraction Oil & Gas, Inc. (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2019 (the “Prior Filing”).
As a result of an inadvertent technical error, the Prior Filing was an incomplete draft which included inaccurate information. We are filing this Amendment for the purpose of providing the final version of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. This Amendment amends and restates the Prior Filing in its entirety. We do not believe that any of the changes in reported information between this Amendment and the Prior Filing are material to investors, either individually or in the aggregate. This Amendment continues to speak as of the date of the Prior Filing and does not reflect events occurring after the filing of the Prior Filing. The financial and other information contained in the Prior Filing should no longer be relied upon.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications from the Company’s principal executive officer and principal financial officer dated as of the date of filing of this Amendment.

EXTRACTION OIL & GAS, INC.

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest for the three and nine months ended September 30, 2019 and 2018	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	8
	Notes to the Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	59
Item 4.	Controls and Procedures	61

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3.	Defaults upon Senior Securities	62
Item 4.	Mine Safety Disclosures	62
Item 5.	Other Information	62
Item 6.	Exhibits	63
	Signatures	64

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Extraction Oil & Gas, Inc. Stockholders' Equity	Noncontrolling interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Amount
Balance at January 1, 2019	176,210	$1,678	4,543	$(32,737)	$2,153,661	$(375,788)	$1,746,814	$147,872	$1,894,686
Preferred Units issuance costs	—	—	—	—	—	—	—	(10)	(10)
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(3,975)	—	(3,975)	3,975	—
Stock-based compensation	—	—	—	—	13,008	—	13,008	—	13,008
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,596)	—	(1,596)	—	(1,596)
Repurchase of common stock	—	(77)	7,824	(32,135)	—	—	(32,212)	—	(32,212)
Restricted stock issued, including payment of tax withholdings using withheld shares	270	—	—	—	(454)	—	(454)	—	(454)
Net loss	—	—	—	—	—	(94,032)	(94,032)	—	(94,032)
Balance at March 31, 2019	176,480	$1,601	12,367	$(64,872)	$2,157,923	$(469,820)	$1,624,832	$151,837	$1,776,669
Preferred Units issuance costs	—	—	—	—	—	—	—	10	10
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(4,098)	—	(4,098)	4,098	—
Stock-based compensation	—	—	—	—	14,957	—	14,957	—	14,957
Series A Preferred Stock dividends	—	—	—	—	(2,722)	—	(2,722)	—	(2,722)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,637)	—	(1,637)	—	(1,637)
Repurchase of common stock	—	(217)	21,685	(84,067)	—	—	(84,284)	—	(84,284)
Restricted stock issued, including payment of tax withholdings using withheld shares	108	—	—	—	(128)	—	(128)	—	(128)
Net income	—	—	—	—	—	43,444	43,444	—	43,444
Balance at June 30, 2019	176,588	$1,384	34,052	$(148,939)	$2,164,295	$(426,376)	$1,590,364	$155,945	$1,746,309
Preferred Units issued	—	—	—	—	—	—	—	99,000	99,000
Preferred Units issuance costs	—	—	—	—	—	—	—	(2,500)	(2,500)
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(5,776)	—	(5,776)	5,776	—
Stock-based compensation	—	—	—	—	11,387	—	11,387	—	11,387
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,682)	—	(1,682)	—	(1,682)
Repurchase of common stock	—	(48)	4,807	(21,199)	—	—	(21,247)	—	(21,247)
Restricted stock issued, including payment of tax withholdings using withheld shares	344	—	—	—	(582)	—	(582)	—	(582)
Net income	—	—	—	—	—	48,156	48,156	—	48,156
Balance at September 30, 2019	176,932	$1,336	38,859	$(170,138)	$2,164,921	$(378,220)	$1,617,899	$258,221	$1,876,120

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Extraction Oil & Gas, Inc. Stockholders' Equity	Noncontrolling interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Amount
Balance at January 1, 2018	172,060	$1,718	165	$(2,105)	$2,114,795	$(497,643)	$1,616,765	$—	$1,616,765
Stock-based compensation	2,794	—	—	—	15,721	—	15,721	—	15,721
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,438)	—	(1,438)	—	(1,438)
Repurchase of common stock	—	—	166	(2,309)	—	—	(2,309)	—	(2,309)
Restricted stock issued, including payment of tax withholdings using withheld shares	852	—	—	—	(2,305)	—	(2,305)	—	(2,305)
Net loss	—	—	—	—	—	(51,995)	(51,995)	—	(51,995)
Balance at March 31, 2018	175,706	$1,718	331	$(4,414)	$2,124,052	$(549,638)	$1,571,718	$—	$1,571,718
Stock-based compensation	—	—	—	—	17,743	—	17,743	—	17,743
Series A Preferred Stock dividends	—	—	—	—	(2,722)	—	(2,722)	—	(2,722)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,477)	—	(1,477)	—	(1,477)
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Restricted stock issued, including payment of tax withholdings using withheld shares	92	—	—	—	(226)	—	(226)	—	(226)
Net income	—	—	—	—	—	8,848	8,848	—	8,848
Balance at June 30, 2018	175,798	$1,718	331	$(4,414)	$2,137,370	$(540,790)	$1,593,884	$—	$1,593,884
Preferred Units issued	—	—	—	—	—	—	—	148,500	148,500
Preferred Units issuance costs	—	—	—	—	—	—	—	(7,933)	(7,933)
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(3,305)	—	(3,305)	3,305	—
Stock-based compensation	—	—	—	—	17,420	—	17,420	—	17,420
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,515)	—	(1,515)	—	(1,515)
Repurchase of common stock	—	—	154	(2,125)	—	—	(2,125)	—	(2,125)
Restricted stock issued, including payment of tax withholdings using withheld shares	63	—	—	—	(331)	—	(331)	—	(331)
Net income	—	—	—	—	—	65,150	65,150	—	65,150
Balance at September 30, 2018	175,861	$1,718	485	$(6,539)	$2,146,918	$(475,640)	$1,666,457	$143,872	$1,810,329

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
(2) Includes $2.3 million and $6.5 million of lease costs and $0.3 million and $0.5 million of variable costs associated with operating leases for the three and nine months ended September 30, 2019, respectively.
(3) Includes $0.3 million and $1.1 million of lease costs and $0.4 million and $1.0 million of variable costs associated with operating leases, as well as $0.1 million and $0.2 million of sublease income for the three and nine months ended September 30, 2019, respectively.

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

As of September 30, 2019, the credit facility was subject to a borrowing base of $1.1 billion, subject to current elected commitments of $1.0 billion. As of September 30, 2019 and December 31, 2018, the Company had outstanding borrowings of $550.0 million and $285.0 million, respectively, and had standby letters of credit of $49.4 million and $35.7 million, respectively, which reduces the availability of the undrawn borrowing base. At September 30, 2019, the undrawn balance under the credit facility was $450.0 million before letters of credit. This undrawn balance may be constrained by the Company's quantitative covenants under the credit facility, including the current ratio and ratio of consolidated debt less cash balances to its consolidated EBITDAX, at the next required quarterly compliance date. As of the date of this filing, the Company has $550.0 million in borrowings outstanding under the credit facility.

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company’s derivative contracts are currently with ten counterparties. The Company has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparties in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. There are no credit risks related contingent features or circumstances in which the features could be triggered in derivative instruments that are in a net liability position at the end of the reporting period.

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

The following table summarizes the activities of the Company’s asset retirement obligations for the period indicated (in thousands):

For the Nine Months Ended September 30, 2019
Balance beginning of period	$69,791
Liabilities incurred or acquired	315
Liabilities settled	(15,484)
Revisions in estimated cash flows	35,466
Accretion expense	3,838
Balance end of period	$93,926

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
(2)Of the total present value of lease liabilities, $9.2 million was recorded in "Accounts payable and accrued liabilities" and $16.8 million was recorded in "Other non-current liabilities" on the condensed consolidated balance sheets.

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

Delivery Commitments

As of September 30, 2019, the Company’s oil marketer was subject to a firm transportation agreement that commenced in November 2016 and has a ten-year term with a monthly minimum delivery commitment of 45,000 Bbl/d in year one, 55,800 Bbl/d in year two, 61,800 Bbl/d in years three through seven and 58,000 Bbl/d in years eight through ten. In May 2017, the Company amended its agreement with its oil marketer that requires it to sell all of its crude oil from an area of mutual interest in exchange for a make-whole provision that allows the Company to satisfy any minimum volume commitment deficiencies incurred by its oil marketer with future barrels of crude oil in excess of their minimum volume commitment. In April 2019, the Company extended the term of this agreement through October 31, 2020, subject to an evergreen provision thereafter and has posted a letter of credit in the amount of $40.0 million. The Company evaluates its contracts for loss contingencies and accrues for such losses, if the loss can be reasonably estimated and deemed probable. During the third quarter of 2019, the Company estimated a performance obligation of $6.7 million, of which $3.4 million is recorded in accounts payable and accrued liabilities and $3.3 million is recorded in other non-current liabilities.

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

Litigation and Legal Items

The Company is involved in various legal proceedings and reviews the status of these proceedings on an ongoing basis and, from time to time, may settle or otherwise resolve these matters on terms and conditions that management believes are in the Company’s best interests. The Company has provided the necessary estimated accruals in the condensed consolidated balance sheets where deemed appropriate for litigation and legal related items that are ongoing and not yet concluded. Although the results cannot be known with certainty, the Company currently believes that the ultimate results of such proceedings will not have a material adverse effect on our business, financial position, results of operations or liquidity.

Environmental. Due to the nature of the natural gas and oil industry, the Company is exposed to environmental risks. The Company has various policies and procedures to minimize and mitigate the risks from environmental contamination or with respect to environmental compliance issues. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. Except as discussed herein, the Company is not aware of any material environmental claims existing as of September 30, 2019 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws, compliance matters or other environmental liabilities will not be discovered on our properties. Accrued environmental liabilities are recorded in accounts payable and accrued liabilities on the condensed consolidated balance sheets. The liability ultimately incurred with respect to a matter may exceed the related accrual.

Colorado Bradenhead Testing Matter. In February 2019, the Company resolved by an administrative order by consent (“AOC”) with the Colorado Oil and Gas Conservation Commission ("COGCC") administrative claims for allegations of noncompliance of State bradenhead testing rules at six pad sites in Weld County, Colorado. The AOC includes an administrative penalty of $0.8 million, of which $0.7 million of the total penalty is to be offset by our commensurate contribution to a public project and our requirement to undertake the required testing and improvements to the Company’s standard operating procedures. The Company has concluded that the resolution of this action did not have a material adverse effect on our financial position, results of operations or cash flows.

COGCC Notices of Alleged Violations (“NOAVs”). The Company has received NOAVs from the COGCC for alleged compliance violations that the Company has responded to. At this time, the COGCC has not alleged any specific penalty amounts in these matters. The Company does not believe that any penalties that could result from these NOAVs will have a material effect on our business, financial condition, results of operations or liquidity, but they may exceed $100,000.

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

Financial Results

For the three and nine months ended September 30, 2019, crude oil, natural gas and NGL sales, coupled with the impact of settled derivatives, decreased to $212.3 million and $612.6 million, respectively, as compared to $239.2 million and $667.5 million, respectively, in the same prior year periods due to a decrease of $5.63 and $5.98 in realized price per BOE, respectively, including settled derivatives, partially offset by an increase in sales volumes of 427 MBoe and 2,312 MBoe, respectively.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Oil
NYMEX WTI High ($/Bbl)	$62.90	$74.14	$66.30	$74.15
NYMEX WTI Low ($/Bbl)	$51.09	$65.01	$46.54	$59.19
NYMEX WTI Average ($/Bbl)	$56.44	$69.43	$57.10	$66.79
Average Realized Price ($/Bbl)	$47.56	$62.32	$48.16	$59.58
Average Realized Price, with derivative settlements ($/Bbl)	$51.14	$50.02	$45.62	$48.23
Average Realized Price as a % of Average NYMEX WTI	84.3%	89.8%	84.3%	89.2%
Differential ($/Bbl) to Average NYMEX WTI (1)	$(8.28)	$(7.11)	$(8.74)	$(7.21)
Natural Gas
NYMEX Henry Hub High ($/MMBtu)	$2.68	$3.08	$3.59	$3.63
NYMEX Henry Hub Low ($/MMBtu)	$2.07	$2.72	$2.07	$2.55
NYMEX Henry Hub Average ($/MMBtu)	$2.33	$2.86	$2.56	$2.85
NYMEX Henry Hub Average converted to a $/Mcf basis (factor of 1.1 to 1)	$2.56	$3.15	$2.82	$3.14
Average Realized Price ($/Mcf)	$1.17	$1.95	$1.71	$1.99
Average Realized Price, with derivative settlements ($/Mcf)	$1.33	$2.08	$1.69	$2.37
Average Realized Price as a % of Average NYMEX Henry Hub	45.7%	61.9%	60.6%	63.4%
Differential ($/Mcf) to Average NYMEX Henry Hub	$(1.39)	$(1.20)	$(1.11)	$(1.15)
NGL
Average Realized Price ($/Bbl)	$6.55	$24.49	$10.97	$22.38
Average Realized Price as a % of Average NYMEX WTI	11.6%	35.3%	19.2%	33.5%
BOE
Average Realized Price per BOE	$26.65	$40.53	$28.91	$38.91
Average Realized Price per BOE with derivative settlements	$28.72	$34.35	$27.64	$33.62

(1) Excludes amounts allocated to a satisfied performance obligation, recognized within oil sales for the three and nine months ended September 30, 2019, pursuant to ASC 606, Revenue Recognition.

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

Capital Expenditures

For the nine months ended September 30, 2019, we incurred approximately $472.0 million in drilling and completion capital expenditures, excluding the impact of a decrease in outstanding elections of $7.9 million. For the nine months ended September 30, 2019, we drilled 91 gross (74.6 net) wells with an average lateral length of approximately 9,100 feet and completed 113 gross (98.2 net) wells with an average lateral length of approximately 8,700 feet. We turned to sales 65 gross (56.7 net) wells with an average lateral length of approximately 8,000 feet. In addition, we incurred approximately $44.5 million of leasehold and surface acreage additions, excluding the impact of the increase in outstanding elections of $3.0 million. In addition, Elevation Midstream, LLC, our wholly owned midstream subsidiary, incurred $192.6 million of capital expenditures during the nine months ended September 30, 2019. These capital expenditures are funded entirely pursuant to the Elevation Midstream, LLC Securities Purchase Agreement.

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

Historical Results of Operations and Operating Expenses

Oil, Natural Gas and NGL Sales Revenues, Operating Expenses and Other Income (Expense).

The following table provides the components of our revenues, operating expenses, other income (expense) and net income (loss) for the periods indicated (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)
Revenues:
Oil sales	$171,074	$225,467	$521,623	$619,211
Natural gas sales	16,801	23,103	74,385	66,991
NGL sales	9,099	33,590	44,940	86,369
Total Revenues	196,974	282,160	640,948	772,571
Operating Expenses:
Lease operating expenses	22,979	20,283	68,445	61,760
Transportation and gathering	6,922	11,786	29,142	29,284
Production taxes	9,711	21,605	46,419	66,317
Exploration expenses	13,245	11,038	32,725	21,326
Depletion, depreciation, amortization and accretion	114,996	107,315	352,134	310,296
Impairment of long lived assets	—	16,166	11,233	16,294
Gain on sale of property and equipment and assets of unconsolidated subsidiary	(1,011)	(83,559)	(1,329)	(143,461)
General and administrative expenses	27,445	35,365	85,835	100,565
Total Operating Expenses	194,287	139,999	624,604	462,381
Operating Income	2,687	142,161	16,344	310,190
Other Income (Expense):
Commodity derivatives gain (loss)	87,956	(35,913)	39,383	(175,752)
Interest expense	(23,224)	(20,725)	(54,791)	(103,229)
Other income	1,337	1,827	3,332	3,094
Total Other Income (Expense)	66,069	(54,811)	(12,076)	(275,887)
Income Before Income Taxes	68,756	87,350	4,268	34,303
Income tax expense	(20,600)	(22,200)	(6,700)	(12,300)
Net Income (Loss)	$48,156	$65,150	$(2,432)	$22,003

The following table provides a summary of our sales volumes, average prices and operating expenses on a per BOE basis for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales (MBoe):	7,390	6,963	22,167	19,855
Oil sales (MBbl)	3,597	3,618	10,830	10,394
Natural gas sales (MMcf)	14,418	11,838	43,433	33,612
NGL sales (MBbl)	1,390	1,372	4,097	3,860
Sales (BOE/d):	80,327	75,680	81,198	72,731
Oil sales (Bbl/d)	39,098	39,323	39,670	38,072
Natural gas sales (Mcf/d)	156,717	128,679	159,095	123,122
NGL sales (Bbl/d)	15,109	14,910	15,007	14,138
Average sales prices(1):
Oil sales (per Bbl)	$47.56	$62.32	$48.16	$59.58
Oil sales with derivative settlements (per Bbl)	51.14	50.02	45.62	48.23
Natural gas sales (per Mcf)	1.17	1.95	1.71	1.99
Natural gas sales with derivative settlements (per Mcf)	1.33	2.08	1.69	2.37
NGL sales (per Bbl)	6.55	24.49	10.97	22.38
Average price (per BOE)	26.65	40.53	28.91	38.91
Average price with derivative settlements (per BOE)	28.72	34.35	27.64	33.62
Expense per BOE:
Lease operating expenses	$3.11	$2.91	$3.09	$3.11
Transportation and gathering	0.94	1.69	1.31	1.47
Production taxes	1.31	3.10	2.09	3.34
Exploration expenses	1.79	1.59	1.48	1.07
Depletion, depreciation, amortization and accretion	15.56	15.41	15.89	15.63
Impairment of long lived assets	—	2.32	0.51	0.82
General and administrative expenses	3.71	5.08	3.87	5.06
Cash general and administrative expenses(2)	2.18	2.58	2.10	2.50
Stock-based compensation	1.54	2.50	1.77	2.56
Total operating expenses per BOE	$26.42	$32.10	$28.24	$30.50

(1)Average prices shown in the table reflect prices both before and after the effects of our settlements of commodity derivative contracts. Our calculation of such effects includes both gains and losses on settlements for commodity derivatives and amortization of premiums paid or received on options that settled during the period.
(2)Cash general and administrative expenses for the three and nine months ended September 30, 2019 includes expense of $1.9 million related to the terms of a separation agreement with a former executive officer. Excluding this one-time expense results in cash general and administrative expense per BOE of $1.92 and $2.01 for the three and nine months ended September 30, 2019, respectively.

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

The Company had a Stock Repurchase Program in place during the nine months ended September 30, 2019. Spending under this program during this time period was $136.9 million, and the total amount repurchased under the program was $163.2 million which is the full amount authorized to be repurchased. The Company also has a Senior Notes Repurchase Program in place. Spending under this program during the nine months ended September 30, 2019 was $39.3 million. The Company is authorized to repurchase up to $100.0 million of its Senior Notes.

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

Series A Preferred Stock

The holders of our Series A Preferred Stock (the "Series A Preferred Stock") are entitled to receive a cash dividend of 5.875% per year, payable quarterly in arrears, and we have the ability to pay such quarterly dividends in kind at a dividend rate of 10% per year (decreased proportionately to the extent such quarterly dividends are partially paid in cash). The Series A Preferred Stock is convertible into shares of our common stock at the election of the Series A Preferred Holders at a conversion ratio per share of Series A Preferred Stock of 61.9195. Until the three-year anniversary of the closing of the IPO, we may elect to convert the Series A Preferred Stock at a conversion ratio per share of Series A Preferred Stock of 61.9195, but only if the closing price of our common stock trades at or above a certain premium to our initial offering price, such premium to decrease with time. On October 15, 2019, the three year anniversary had passed for the Series A Preferred Stock to convert into our common stock. We can now redeem the Series A Preferred Stock at any time for the liquidation preference, which is $185.3 million. In certain situations, including a change of control, the Series A Preferred Stock may be redeemed for cash in an amount equal to the greater of (i) 135% of the liquidation preference of the Series A Preferred Stock and (ii) a 17.5% annualized internal rate of return on the liquidation preference of the Series A Preferred Stock. The Series A Preferred Stock

matures on October 15, 2021, at which time they are mandatorily redeemable for cash at the liquidation preference. For more information, see the Company’s Annual Report.

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

On July 10, 2019, Elevation closed on an additional 100,000 Elevation Preferred Units under an existing securities purchase agreement with a third party, pursuant to which Elevation had agreed to sell an additional 100,000 Elevation Preferred Units at a price of $990 per Elevation Preferred Unit with an aggregate liquidation preference of $100.0 million, and resulting in net proceeds of approximately $96.5 million, after deducting discounts and related offering expenses. These Elevation Preferred Units are non-recourse to Extraction. As part of the transaction, Extraction also committed to Elevation that it would drill at least 425 qualifying wells in the acreage dedicated to Elevation by December 31, 2023, subject to reductions if Extraction does not sell the full amount of additional Elevation Preferred Units to the Purchaser. By way of comparison, Extraction drilled a total of 90 gross wells during the nine months ended September 30, 2019.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can found in Note 11 – Commitments and Contingencies - Litigation and Legal Items to our condensed consolidated financial statements included elsewhere in this report.

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

Date: November 8, 2019.

Extraction Oil & Gas, Inc.

By:	/S/ MATTHEW R. OWENS
Matthew R. Owens
President and Acting Chief Executive Officer (principal executive officer)

By:	/S/ TOM L. BROCK.
Tom L. Brock
Vice President and Chief Accounting Officer (principal financial officer)