Form 10-Q/A
period 2019-09-30
Extraction Oil & Gas, Inc.
filed 2019-12-23
CIK 1655020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of December 20, 2019 was 138,657,726.

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10Q/A (this “Amendment”) is being filed by Extraction Oil & Gas, Inc. (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2019 (the “Original Filing”) and further amended and filed on November 8, 2019 (“Amendment No. 1”).

On December 17, 2019, the Company’s management concluded, and the audit committee concurred, that the Company’s previously issued Amendment No. 1 condensed consolidated financial statements should no longer be relied upon. This conclusion was reached due to an accounting error relating to the improper identification of the contract term for one of the Company’s revenue contracts that included an automatic renewal provision. The contract term impacts the amount of consideration that can be included in the transaction price. The Company had accounted for revenue relating to the contract assuming a term ending in August 2023. Upon subsequent review, the Company determined that the proper accounting treatment pursuant to ASC 606 - Revenue from Contracts with Customers would have been to evaluate the contract with a term ending on April 30, 2021 because the contract may be terminated by either party with no penalty effective as of such date. However, the contract cannot be extended beyond October 2026. Accounting for the contract with an earlier termination date results in a decrease to the Company’s revenues, net income and adjustments to the Company’s assets and liabilities as reported in Amendment No. 1.

This amendment is being filed solely to (i) restate the condensed consolidated financial statements for the accounting error described above to the condensed consolidated financial statements (and make corresponding changes to Risk Factors and the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in this Amendment) and (ii) amend Item 4 (Controls and Procedures).

The following sections in the Original Filing and in Amendment No. 1 are revised in this Form 10-Q/A to reflect the restatement:

•Part I - Item 1 - Condensed Consolidated Financial Statements (Unaudited)
•Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I - Item 4 - Controls and Procedures
•Part II - Item 1A - Risk Factors
•Part II - Item 6 - Exhibits

Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2. For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information, as well as the information in Amendment No. 1, are modified and superseded where necessary to reflect the restatement. Except as provided above, this Amendment No. 2 does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing with the SEC.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2019	December 31, 2018
	As restated
ASSETS
Current Assets:
Cash and cash equivalents	$57,728	$234,986
Accounts receivable
Trade	55,095	41,695
Oil, natural gas and NGL sales	69,750	91,225
Inventory, prepaid expenses and other	28,854	26,816
Commodity derivative asset	66,480	48,907
Assets held for sale	—	21,008
Total Current Assets	277,907	464,637
Property and Equipment (successful efforts method), at cost:
Proved oil and gas properties	4,494,226	3,916,622
Unproved oil and gas properties	572,400	609,284
Wells in progress	104,429	144,323
Less: accumulated depletion, depreciation and amortization	(1,498,608)	(1,152,590)
Net oil and gas properties	3,672,447	3,517,639
Gathering systems and facilities	307,038	114,469
Other property and equipment, net of accumulated depreciation	73,265	39,849
Net Property and Equipment	4,052,750	3,671,957
Non-Current Assets:
Commodity derivative asset	41,520	8,432
Other non-current assets	69,290	21,001
Total Non-Current Assets	110,810	29,433
Total Assets	$4,441,467	$4,166,027
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$216,194	$186,218
Revenue payable	96,140	117,344
Production taxes payable	114,969	57,516
Commodity derivative liability	108	196
Accrued interest payable	17,272	22,249
Asset retirement obligations	26,426	15,729
Liabilities related to assets held for sale	—	3,146
Total Current Liabilities	471,109	402,398
Non-Current Liabilities:
Credit facility	550,000	285,000
Senior Notes, net of unamortized debt issuance costs	1,085,217	1,132,659
Production taxes payable	70,560	115,607
Commodity derivative liability	83	—
Other non-current liabilities	55,752	8,072
Asset retirement obligations	67,500	54,062
Deferred tax liability	110,076	109,176
Total Non-Current Liabilities	1,939,188	1,704,576
Total Liabilities	2,410,297	2,106,974
Commitments and Contingencies—Note 11
Series A Convertible Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 185,280 issued and outstanding	169,282	164,367
Stockholders' Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 138,073,124 and 171,666,485 issued and outstanding	1,336	1,678
Treasury stock, at cost, 38,859,078 and 4,543,262 shares	(170,138)	(32,737)
Additional paid-in capital	2,164,921	2,153,661
Accumulated deficit	(392,452)	(375,788)
Total Extraction Oil & Gas, Inc. Stockholders' Equity	1,603,667	1,746,814
Noncontrolling interest	258,221	147,872
Total Stockholders' Equity	1,861,888	1,894,686
Total Liabilities and Stockholders' Equity	$4,441,467	$4,166,027
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	As restated		As restated
Revenues:
Oil sales	$151,042	$225,467	$501,591	$619,211
Natural gas sales	16,801	23,103	74,385	66,991
NGL sales	9,099	33,590	44,940	86,369
Total Revenues	176,942	282,160	620,916	772,571
Operating Expenses:
Lease operating expenses	22,979	20,283	68,445	61,760
Transportation and gathering	6,922	11,786	29,142	29,284
Production taxes	9,711	21,605	46,419	66,317
Exploration expenses	13,245	11,038	32,725	21,326
Depletion, depreciation, amortization and accretion	114,996	107,315	352,134	310,296
Impairment of long lived assets	—	16,166	11,233	16,294
Gain on sale of property and equipment and assets of unconsolidated subsidiary	(1,011)	(83,559)	(1,329)	(143,461)
General and administrative expenses	27,445	35,365	85,835	100,565
Total Operating Expenses	194,287	139,999	624,604	462,381
Operating Income (Loss)	(17,345)	142,161	(3,688)	310,190
Other Income (Expense):
Commodity derivatives gain (loss)	87,956	(35,913)	39,383	(175,752)
Interest expense	(23,224)	(20,725)	(54,791)	(103,229)
Other income	1,337	1,827	3,332	3,094
Total Other Income (Expense)	66,069	(54,811)	(12,076)	(275,887)
Income (Loss) Before Income Taxes	48,724	87,350	(15,764)	34,303
Income tax expense	(14,800)	(22,200)	(900)	(12,300)
Net Income (Loss)	$33,924	$65,150	$(16,664)	$22,003
Net income attributable to noncontrolling interest	5,776	3,305	13,849	3,305
Net Income (Loss) Attributable to Extraction Oil & Gas, Inc.	28,148	61,845	(30,513)	18,698
Adjustments to reflect Series A Preferred Stock dividends and accretion of discount	(4,403)	(4,236)	(13,079)	(12,593)
Net Income (Loss) Attributable to Common Shareholders	23,745	57,609	(43,592)	6,105
Income (Loss) Per Common Share (Note 10)
Basic and diluted	$0.17	$0.33	$(0.28)	$0.03
Weighted Average Common Shares Outstanding
Basic and diluted	137,789	175,814	155,847	175,269

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(In thousands)
(Unaudited)
As restated

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Extraction Oil & Gas, Inc. Stockholders' Equity	Noncontrolling interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Amount
Balance at January 1, 2019	176,210	$1,678	4,543	$(32,737)	$2,153,661	$(375,788)	$1,746,814	$147,872	$1,894,686
Preferred Units issuance costs	—	—	—	—	—	—	—	(10)	(10)
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(3,975)	—	(3,975)	3,975	—
Stock-based compensation	—	—	—	—	13,008	—	13,008	—	13,008
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,596)	—	(1,596)	—	(1,596)
Repurchase of common stock	—	(77)	7,824	(32,135)	—	—	(32,212)	—	(32,212)
Restricted stock issued, including payment of tax withholdings using withheld shares	270	—	—	—	(454)	—	(454)	—	(454)
Net loss	—	—	—	—	—	(94,032)	(94,032)	—	(94,032)
Balance at March 31, 2019	176,480	$1,601	12,367	$(64,872)	$2,157,923	$(469,820)	$1,624,832	$151,837	$1,776,669
Preferred Units issuance costs	—	—	—	—	—	—	—	10	10
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(4,098)	—	(4,098)	4,098	—
Stock-based compensation	—	—	—	—	14,957	—	14,957	—	14,957
Series A Preferred Stock dividends	—	—	—	—	(2,722)	—	(2,722)	—	(2,722)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,637)	—	(1,637)	—	(1,637)
Repurchase of common stock	—	(217)	21,685	(84,067)	—	—	(84,284)	—	(84,284)
Restricted stock issued, including payment of tax withholdings using withheld shares	108	—	—	—	(128)	—	(128)	—	(128)
Net income	—	—	—	—	—	43,444	43,444	—	43,444
Balance at June 30, 2019	176,588	$1,384	34,052	$(148,939)	$2,164,295	$(426,376)	$1,590,364	$155,945	$1,746,309
Preferred Units issued	—	—	—	—	—	—	—	99,000	99,000
Preferred Units issuance costs	—	—	—	—	—	—	—	(2,500)	(2,500)
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(5,776)	—	(5,776)	5,776	—
Stock-based compensation	—	—	—	—	11,387	—	11,387	—	11,387
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,682)	—	(1,682)	—	(1,682)
Repurchase of common stock	—	(48)	4,807	(21,199)	—	—	(21,247)	—	(21,247)
Restricted stock issued, including payment of tax withholdings using withheld shares	344	—	—	—	(582)	—	(582)	—	(582)
Net income	—	—	—	—	—	33,924	33,924	—	33,924
Balance at September 30, 2019	176,932	$1,336	38,859	$(170,138)	$2,164,921	$(392,452)	$1,603,667	$258,221	$1,861,888

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Extraction Oil & Gas, Inc. Stockholders' Equity	Noncontrolling interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Amount
Balance at January 1, 2018	172,060	$1,718	165	$(2,105)	$2,114,795	$(497,643)	$1,616,765	$—	$1,616,765
Stock-based compensation	2,794	—	—	—	15,721	—	15,721	—	15,721
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,438)	—	(1,438)	—	(1,438)
Repurchase of common stock	—	—	166	(2,309)	—	—	(2,309)	—	(2,309)
Restricted stock issued, including payment of tax withholdings using withheld shares	852	—	—	—	(2,305)	—	(2,305)	—	(2,305)
Net loss	—	—	—	—	—	(51,995)	(51,995)	—	(51,995)
Balance at March 31, 2018	175,706	$1,718	331	$(4,414)	$2,124,052	$(549,638)	$1,571,718	$—	$1,571,718
Stock-based compensation	—	—	—	—	17,743	—	17,743	—	17,743
Series A Preferred Stock dividends	—	—	—	—	(2,722)	—	(2,722)	—	(2,722)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,477)	—	(1,477)	—	(1,477)
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Restricted stock issued, including payment of tax withholdings using withheld shares	92	—	—	—	(226)	—	(226)	—	(226)
Net income	—	—	—	—	—	8,848	8,848	—	8,848
Balance at June 30, 2018	175,798	$1,718	331	$(4,414)	$2,137,370	$(540,790)	$1,593,884	$—	$1,593,884
Preferred Units issued	—	—	—	—	—	—	—	148,500	148,500
Preferred Units issuance costs	—	—	—	—	—	—	—	(7,933)	(7,933)
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(3,305)	—	(3,305)	3,305	—
Stock-based compensation	—	—	—	—	17,420	—	17,420	—	17,420
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,515)	—	(1,515)	—	(1,515)
Repurchase of common stock	—	—	154	(2,125)	—	—	(2,125)	—	(2,125)
Restricted stock issued, including payment of tax withholdings using withheld shares	63	—	—	—	(331)	—	(331)	—	(331)
Net income	—	—	—	—	—	65,150	65,150	—	65,150
Balance at September 30, 2018	175,861	$1,718	485	$(6,539)	$2,146,918	$(475,640)	$1,666,457	$143,872	$1,810,329

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:	As restated
Net income (loss)	$(16,664)	$22,003
Reconciliation of net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	352,134	310,296
Abandonment and impairment of unproved properties	26,166	15,463
Impairment of long lived assets	11,233	16,294
Gain on sale of property and equipment	(319)	(59,849)
Gain on sale of assets of unconsolidated subsidiary	(1,010)	(83,612)
Gain on repurchase of 2026 Senior Notes	(10,486)	—
Amortization of debt issuance costs	3,799	12,303
Non-cash lease expense	7,739	—
Contract asset (liability)	22,175	—
Deferred rent	—	442
Commodity derivatives (gain) loss	(39,383)	175,752
Settlements on commodity derivatives	(18,527)	(93,482)
Premiums paid on commodity derivatives	(2,852)	(17,271)
Earnings in unconsolidated subsidiaries	(1,217)	(1,886)
Distributions from unconsolidated subsidiaries	2,630	1,684
Make-whole premium paid on 2021 Senior Notes	—	35,600
Deferred income tax expense	900	12,300
Stock-based compensation	39,306	50,883
Changes in current assets and liabilities:
Accounts receivable—trade	(1,395)	4,573
Accounts receivable—oil, natural gas and NGL sales	16,293	(13,865)
Inventory, prepaid expenses and other	1,078	(637)
Accounts payable and accrued liabilities	(6,469)	(14,780)
Revenue payable	(21,723)	60,946
Production taxes payable	12,211	49,657
Accrued interest payable	(4,977)	(5,015)
Asset retirement expenditures	(14,081)	(9,437)
Net cash provided by operating activities	356,561	468,362
Cash flows from investing activities:
Oil and gas property additions	(526,187)	(774,787)
Sale of property and equipment	41,982	72,345
Gathering systems and facilities additions	(169,180)	(41,359)
Other property and equipment additions	(32,575)	(11,944)
Investment in unconsolidated subsidiaries	(22,487)	(6,000)
Distributions from unconsolidated subsidiary, return of capital	569	—
Sale of assets of unconsolidated subsidiary	1,010	83,612
Net cash used in investing activities	(706,868)	(678,133)
Cash flows from financing activities:
Borrowings under credit facility	375,000	590,000
Repayments under credit facility	(110,000)	(390,000)
Proceeds from the issuance of 2026 Senior Notes	—	739,664
Repayments of 2021 Senior Notes	—	(550,000)
Make-whole premium paid on 2021 Senior Notes	—	(35,600)
Repurchase of 2026 Senior Notes	(39,325)	—
Repurchase of commons stock	(137,743)	(4,434)
Payment of employee payroll withholding taxes	(1,164)	(2,862)
Dividends on Series A Preferred Stock	(8,164)	(8,164)
Debt and equity issuance costs	(2,055)	(3,103)
Proceeds from issuance of Preferred Units	99,000	148,500
Preferred Unit issuance costs	(2,500)	(6,933)
Net cash provided by financing activities	173,049	477,068
(Decrease) increase in cash and cash equivalents	(177,258)	267,297
Cash, cash equivalents and restricted cash at beginning of period	234,986	6,768
Cash, cash equivalents and restricted cash at end of the period	$57,728	$274,065
Supplemental cash flow information:
Property and equipment included in accounts payable and accrued liabilities	$158,178	$148,156
Cash paid for interest	$71,878	$66,673
Issuance of promissory note to unconsolidated subsidiary	$—	$35,329
Extinguishment of promissory note in exchange for equity with unconsolidated subsidiary	$—	$(35,329)
Accretion of beneficial conversion feature of Series A Preferred Stock	$4,915	$4,429
Preferred Units paid-in-kind commitment fees and dividends	$13,849	$3,305
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

Note 2—Basis of Presentation, Restatement, Significant Accounting Policies and Recent Accounting Pronouncements

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

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

The Company concluded subsequent to filing Form 10Q/A Amendment No. 1 with the SEC that one of the Company's revenue contracts should have been accounted for with an earlier termination date due to an automatic renewal provision. The contract term impacts the amount of consideration that can be included in the transaction price. The Company had accounted for revenue relating to the contract assuming a term ending in August 2023. Upon subsequent review, the Company determined that the proper accounting treatment pursuant to ASC 606 - Revenue from Contracts with Customers would have been to evaluate the contract with a term ending on April 30, 2021 because the contract may be terminated by either party with no penalty effective as of such date. However, the contract cannot be extended beyond October 2026. Accounting for the contract with an earlier termination date resulted in a decrease to the Company’s revenues of $20.0 million for the three and nine months ended September 30, 2019 and an increase to the Company's assets and liabilities of $12.3 million and $32.3 million as of September 30, 2019, respectively. Corrections to prior periods were immaterial. The following tables present the effect of the correction discussed above on selected line items of our previously reported condensed consolidated balance sheet as of September 30, 2019, and the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and the Company's condensed consolidated statements of cash flows for the nine months ended September 30, 2019 (in thousands).

Condensed Consolidated Balance Sheet

	September 30, 2019
	As Reported	Adjustments	As Restated
Inventory, prepaid expenses and other	$19,489	$9,365	$28,854
Total Current Assets	268,542	9,365	277,907
Other non-current assets	66,346	2,944	69,290
Total Non-Current Assets	107,866	2,944	110,810
Total Assets	4,429,158	12,309	$4,441,467

Accounts payable and accrued liabilities	216,193	1	216,194
Total Current Liabilities	471,108	1	471,109
Other non-current liabilities	23,412	32,340	55,752
Deferred tax liability	115,876	(5,800)	110,076
Total Non-Current Liabilities	1,912,648	26,540	1,939,188
Total Liabilities	2,383,756	26,541	2,410,297
Accumulated deficit	(378,220)	(14,232)	(392,452)
Total Extraction Oil & Gas, Inc. Stockholders' Equity	1,617,899	(14,232)	1,603,667
Total Stockholders' Equity	1,876,120	(14,232)	1,861,888
Total Liabilities and Stockholders' Equity	$4,429,158	$12,309	$4,441,467

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2019
	As Reported	Adjustments	As Restated
Oil sales	$171,074	$(20,032)	$151,042
Total Revenues	196,974	(20,032)	176,942
Operating Income (Loss)	2,687	(20,032)	(17,345)
Income (Loss) Before Income Taxes	68,756	(20,032)	48,724
Income tax expense	(20,600)	5,800	(14,800)
Net Income (Loss)	48,156	(14,232)	33,924
Net Income (Loss) Attributable to Extraction Oil & Gas, Inc.	42,380	(14,232)	28,148
Net Income (Loss) Attributable to Common Shareholders	37,977	(14,232)	23,745
Income (Loss) Per Common Share (Note 10)	0.28	(0.11)	0.17

	Nine Months Ended September 30, 2019
	As Reported	Adjustments	As Restated
Oil sales	$521,623	$(20,032)	$501,591
Total Revenues	640,948	(20,032)	620,916
Operating Income (Loss)	16,344	(20,032)	(3,688)
Income (Loss) Before Income Taxes	4,268	(20,032)	(15,764)
Income tax expense	(6,700)	5,800	(900)
Net Income (Loss)	(2,432)	(14,232)	(16,664)
Net Income (Loss) Attributable to Extraction Oil & Gas, Inc.	(16,281)	(14,232)	(30,513)
Net Income (Loss) Attributable to Common Shareholders	(29,360)	(14,232)	(43,592)
Income (Loss) Per Common Share (Note 10)	(0.19)	(0.09)	(0.28)

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2019
	As Reported	Adjustments	As Restated
Net income (loss)	$(2,432)	$(14,232)	$(16,664)
Contract asset (liability)	—	22,175	22,175
Deferred income tax expense	6,700	(5,800)	900
Inventory, prepaid expenses and other	(3,479)	4,557	1,078
Accounts payable and accrued liabilities	231	(6,700)	(6,469)
Net cash provided by operating activities	356,561	—	356,561

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

Revenue

During the third quarter of 2019, the Company allocated $22.2 million to a satisfied performance obligation, recognized within oil sales for the three and nine months ended September 30, 2019, pursuant to Accounting Standards Codification ("ASC") 606, Revenue Recognition. Also, during the third quarter of 2019, the Company estimated a performance obligation under ASC 606 - Revenue from Contracts with Customers of $39.0 million, of which $3.4 million is recorded in accounts payable and accrued liabilities and $35.6 million is recorded in other non-current liabilities. A corresponding asset was recorded in the amount of $16.9 million, of which $10.4 million is recorded in inventory, prepaid expenses and other and $6.5 million is recorded in other non-current assets. These amounts were included in the condensed consolidated balance sheet as of September 30, 2019.

Leases

The Company accounts for leases in accordance with ASC 842, Leases, which it adopted on January 1, 2019, applying the modified retrospective transition approach as of the effective date of adoption (see "Recent Accounting Pronouncements" for impacts of adoption).

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

As of September 30, 2019, the credit facility was subject to a borrowing base of $1.1 billion, subject to current elected commitments of $1.0 billion. As of September 30, 2019 and December 31, 2018, the Company had outstanding borrowings of $550.0 million and $285.0 million, respectively, and had standby letters of credit of $49.4 million and $35.7 million, respectively, which reduces the availability of the undrawn borrowing base. At September 30, 2019, the undrawn balance under the credit facility was $450.0 million before letters of credit. This undrawn balance may be constrained by the Company's quantitative covenants under the credit facility, including the current ratio and ratio of consolidated debt less cash balances to its consolidated EBITDAX, at the next required quarterly compliance date. As of November 8, 2019, the Company had $550.0 million in borrowings outstanding under the credit facility.

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

The effective combined U.S. federal and state income tax rate for the nine months ended September 30, 2019 was negative 5.7%. During the nine months ended September 30, 2019, the Company recognized income tax expense of $0.9 million. The effective rate for the nine months ended September 30, 2019 differs from the statutory U.S. federal income tax rate of 21.0% primarily due to state income taxes and estimated permanent differences. The significant differences during the nine months ended September 30, 2019 as compared with nine months ended months ended September 30, 2018 included income attributable to non-controlling interest and a discrete item regarding the tax deficiency of the stock-based compensation compared to the compensation recognized for financial reporting purposes. The cumulative effect of the estimated permanent differences and discrete items applied to the pre-tax book loss for the nine months ended September 30, 2019 resulted in an income tax expense and associated negative income tax rate. The Company anticipates the potential for increased periodic volatility in future effective tax rates from the impact of stock-based compensation tax deductions as they are treated as discrete tax items.

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

The components of basic and diluted EPS were as follows (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	As restated		As restated
Basic and Diluted Income (Loss) Per Share
Net income (loss)	$33,924	$65,150	$(16,664)	$22,003
Less: Noncontrolling interest	(5,776)	(3,305)	(13,849)	(3,305)
Less: Adjustment to reflect Series A Preferred Stock dividends	(2,721)	(2,721)	(8,164)	(8,164)
Less: Adjustment to reflect accretion of Series A Preferred Stock discount	(1,682)	(1,515)	(4,915)	(4,429)
Adjusted net loss available to common shareholders, basic and diluted	$23,745	$57,609	$(43,592)	$6,105
Denominator:
Weighted average common shares outstanding, basic and diluted (1) (2)	137,789	175,814	155,847	175,269
Income (Loss) Per Common Share
Basic and diluted	$0.17	$0.33	$(0.28)	$0.03

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

Leases

The Company has entered into operating leases for certain office facilities, compressors and office equipment. On January 1, 2019, the Company adopted ASC Topic 842, Leases, using the modified retrospective approach. Refer to Note 2—Basis of Presentation, Restatement, Significant Accounting Policies and Recent Accounting Pronouncements, Leases for additional information.

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

Drilling Rigs

As of September 30, 2019, the Company was subject to commitments on one drilling rig contracted through November 2019. These costs are capitalized within proved oil and gas properties on the condensed consolidated balance sheets and are included as short-term lease costs in Note 2—Basis of Presentation, Restatement, Significant Accounting Policies and Recent Accounting Pronouncements, Leases. Beginning in November 2019, the Company will be subject to commitments on one drilling rig contracted through February 2021. In the event of early termination of these contracts, the Company would be obligated to pay an aggregate amount of approximately $11.7 million as of September 30, 2019, as required under the terms of the contracts.

Delivery Commitments

As of September 30, 2019, the Company’s oil marketer was subject to a firm transportation agreement that commenced in November 2016 and has a ten-year term with a monthly minimum delivery commitment of 45,000 Bbl/d in year one, 55,800 Bbl/d in year two, 61,800 Bbl/d in years three through seven and 58,000 Bbl/d in years eight through ten. In May 2017, the Company amended its agreement with its oil marketer that requires it to sell all of its crude oil from an area of mutual interest in exchange for a make-whole provision that allows the Company to satisfy any minimum volume commitment deficiencies incurred by its oil marketer with future barrels of crude oil in excess of their minimum volume commitment during the contract term. In May 2019, the Company extended the term of this agreement through October 31, 2020 subject to an evergreen provision thereafter where either party can provide a six month notice of termination beginning November 1, 2020. Due to the contract termination date, the amount of consideration recognized in revenue is reduced. The Company has posted a letter of credit for this agreement in the amount of $40.0 million.

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

Financial information of the Company's reportable segments was as follows for the three months ended September 30, 2019 and 2018 (in thousands).

	For the Three Months Ended September 30, 2019
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
	As restated			As restated
Revenues:
Revenues from external customers	$176,942	$—	$—	$176,942
Intersegment revenues	—	—	—	—
Total Revenues	$176,942	$—	$—	$176,942

Operating Expenses and Other Income (Expense):
Depletion, depreciation, amortization and accretion	$(114,971)	$(25)	$—	$(114,996)
Interest income	114	355	—	469
Interest expense	(23,224)	—	—	(23,224)
Earnings in unconsolidated subsidiaries	—	640	—	640
Subtotal Operating Expenses and Other Income (Expense):	$(138,081)	$970	$—	$(137,111)

Segment Assets	$4,046,862	$395,224	$(619)	$4,441,467
Capital Expenditures	$134,998	$65,098	$—	$200,096
Investment in Equity Method Investees	$—	$35,992	$—	$35,992
Segment EBITDAX	$138,491	$(622)	$—	$137,869

	For the Three Months Ended September 30, 2018
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from external customers	$282,160	$—	$—	$282,160
Intersegment revenues	—	—	—	—
Total Revenues	$282,160	$—	$—	$282,160

Operating Expenses and Other Income (Expense):
Depletion, depreciation, amortization and accretion	$(107,315)	$—	$—	$(107,315)
Interest income	135	635	—	770
Interest expense	(20,725)	—	—	(20,725)
Earnings in unconsolidated subsidiaries	—	843	—	843
Subtotal Operating Expenses and Other Income (Expense):	$(127,905)	$1,478	$—	$(126,427)

Segment Assets	$3,894,535	$264,014	$(224)	$4,158,325
Capital Expenditures	$202,811	$37,548	$—	$240,359
Investment in Equity Method Investees	$—	$14,510	$—	$14,510
Segment EBITDAX	$170,004	$(601)	$—	$169,403

Financial information of the Company's reportable segments was as follows for the nine months ended September 30, 2019 and 2018 (in thousands).

	For the Nine Months Ended September 30, 2019
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
	As restated			As restated
Revenues:
Revenues from external customers	$620,916	$—	$—	$620,916
Intersegment revenues	—	—	—	—
Total Revenues	$620,916	$—	$—	$620,916

Operating Expenses and Other Income (Expense):
Depletion, depreciation, amortization and accretion	$(352,062)	$(72)	$—	$(352,134)
Interest income	372	1,286	—	1,658
Interest expense	(54,791)	—	—	(54,791)
Earnings in unconsolidated subsidiaries	—	1,179	—	1,179
Subtotal Operating Expenses and Other Income (Expense):	$(406,481)	$2,393	$—	$(404,088)

Segment Assets	$4,046,862	$395,224	$(619)	$4,441,467
Capital Expenditures	$516,510	$192,568	$—	$709,078
Investment in Equity Method Investees	$—	$35,992	$—	$35,992
Segment EBITDAX	$406,539	$(1,168)	$—	$405,371

	For the Nine Months Ended September 30, 2018
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from external customers	$772,571	$—	$—	$772,571
Intersegment revenues	—	—	—	—
Total Revenues	$772,571	$—	$—	$772,571

Operating Expenses and Other Income (Expense):
Depletion, depreciation, amortization and accretion	$(310,296)	$—	$—	$(310,296)
Interest income	280	635	—	915
Interest expense	(103,229)	—	—	(103,229)
Earnings in unconsolidated subsidiaries	—	1,567	—	1,567
Subtotal Operating Expenses and Other Income (Expense):	$(413,245)	$2,202	$—	$(411,043)

Segment Assets	$3,894,535	$264,014	$(224)	$4,158,325
Capital Expenditures	$730,878	$57,224	$—	$788,102
Investment in Equity Method Investees	$—	$14,510	$—	$14,510
Segment EBITDAX	$463,415	$102	$—	$463,517

The following table presents a reconciliation of Adjusted EBITDAX by segment to the GAAP financial measure of income (loss) before income taxes for the three and nine months ended September 30, 2019 and 2018 (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	As restated		As restated
Reconciliation of Adjusted EBITDAX to Income Before Income Taxes
Exploration and production segment EBITDAX	$138,491	$170,004	$406,539	$463,415
Gathering and facilities segment EBITDAX	(622)	(601)	(1,168)	102
Subtotal of Reportable Segments	$137,869	$169,403	$405,371	$463,517
Less:
Depletion, depreciation, amortization and accretion	$(114,996)	$(107,315)	$(352,134)	$(310,296)
Impairment of long lived assets	—	(16,166)	(11,233)	(16,294)
Exploration expenses	(13,245)	(11,038)	(32,725)	(21,326)
Gain on sale of property and equipment and assets of unconsolidated subsidiary	1,011	83,559	1,329	143,461
Gain (loss) on commodity derivatives	87,956	(35,913)	39,383	(175,752)
Settlements on commodity derivative instruments	(16,101)	41,009	8,432	99,914
Premiums paid for derivatives that settled during the period	812	1,956	19,910	5,191
Stock-based compensation expense	(11,358)	(17,420)	(39,306)	(50,883)
Amortization of debt issuance costs	(974)	(935)	(3,799)	(12,303)
Make-whole premium on 2021 Senior Notes	—	—	—	(35,600)
Gain on repurchase of 2026 Senior Notes	—	—	10,486	—
Interest expense	(22,250)	(19,790)	(61,478)	(55,326)
Income (Loss) Before Income Taxes	$48,724	$87,350	$(15,764)	$34,303

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 2—Basis of Presentation, Restatement, Significant Accounting Policies and Recent Accounting Pronouncements to the condensed consolidated financial statements, the Company has restated its financial statements as of and for the three and nine months ended September 30, 2019, and the following information reflects the impact of that restatement.

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

•risks associated with a material weakness in our internal control over financial reporting;
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

Financial Results

For the three and nine months ended September 30, 2019, crude oil, natural gas and NGL sales, coupled with the impact of settled derivatives, decreased to $192.3 million and $592.6 million, respectively, as compared to $239.2 million and $667.5 million, respectively, in the same prior year periods due to a decrease of $8.34 and $6.89 in realized price per BOE, respectively, including settled derivatives, partially offset by an increase in sales volumes of 427 MBoe and 2,312 MBoe, respectively.

For the three and nine months ended September 30, 2019, we had net income of $33.9 million and net loss of $16.7 million, respectively, as compared to net income of $65.2 million and $22.0 million for the three and nine months ended September 30, 2018, respectively. The change in net income for the three months ended September 30, 2019 from the three months ended September 30, 2018 was primarily driven by a decrease in sales revenue of $105.2 million partially offset by an increase in commodity derivative gain of $123.9 million and an increase in operating expenses of $28.3 million excluding the gain on sale of property and equipment and assets of unconsolidated subsidiary of $82.5 million. The change to net loss for the nine months ended September 30, 2019 from net income for the nine months ended September 30, 2018 was primarily driven by a decrease in sales revenues of $151.6 million and a decrease in interest expense of $48.4 million related to redemption of the Company's 2021 Senior Notes during the nine months ended September 30, 2018 partially offset by an increase in operating expenses of $162.2 million and an increase in the commodity derivative gain of $215.1 million.

Adjusted EBITDAX was $137.9 million and $405.4 million for the three and nine months ended September 30, 2019, respectively, as compared to $169.4 million and $463.5 million for the three and nine months ended September 30, 2018, respectively, reflecting a 18.6% and an 12.5% decrease, respectively. Adjusted EBITDAX is a non-GAAP financial measure. For a definition of Adjusted EBITDAX and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “—Adjusted EBITDAX.”

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
•Lease operating expenses (“LOE”);
•Capital expenditures; and
•Adjusted EBITDAX (a Non-GAAP measure).

Sources of Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGL that are extracted from our natural gas during processing. Our oil, natural gas and NGL revenues do not include the effects of derivatives. For the three months ended September 30, 2019, our revenues were derived 85% from oil sales, 10% from natural gas sales and 5% from NGL sales. For the three months ended September 30, 2018, our revenues were derived 80% from oil sales, 8% from natural gas sales and 12% from NGL sales. For the nine months ended September 30, 2019, our revenues were derived 81% from oil sales, 12% from natural gas sales and 7% from NGL sales. For the nine months ended September 30, 2018, our revenues were derived 80% from oil sales, 9% from natural gas sales and 11% from NGL sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Oil	As restated		As restated
NYMEX WTI High ($/Bbl)	$62.90	$74.14	$66.30	$74.15
NYMEX WTI Low ($/Bbl)	$51.09	$65.01	$46.54	$59.19
NYMEX WTI Average ($/Bbl)	$56.44	$69.43	$57.10	$66.79
Average Realized Price ($/Bbl)	$41.99	$62.32	$46.31	$59.58
Average Realized Price, with derivative settlements ($/Bbl)	$45.58	$50.02	$43.77	$48.23
Average Realized Price as a % of Average NYMEX WTI	74.4%	89.8%	81.1%	89.2%
Differential ($/Bbl) to Average NYMEX WTI (1)	$(8.28)	$(7.11)	$(8.74)	$(7.21)
Natural Gas
NYMEX Henry Hub High ($/MMBtu)	$2.68	$3.08	$3.59	$3.63
NYMEX Henry Hub Low ($/MMBtu)	$2.07	$2.72	$2.07	$2.55
NYMEX Henry Hub Average ($/MMBtu)	$2.33	$2.86	$2.56	$2.85
NYMEX Henry Hub Average converted to a $/Mcf basis (factor of 1.1 to 1)	$2.56	$3.15	$2.82	$3.14
Average Realized Price ($/Mcf)	$1.17	$1.95	$1.71	$1.99
Average Realized Price, with derivative settlements ($/Mcf)	$1.33	$2.08	$1.69	$2.37
Average Realized Price as a % of Average NYMEX Henry Hub	45.7%	61.9%	60.6%	63.4%
Differential ($/Mcf) to Average NYMEX Henry Hub	$(1.39)	$(1.20)	$(1.11)	$(1.15)
NGL
Average Realized Price ($/Bbl)	$6.55	$24.49	$10.97	$22.38
Average Realized Price as a % of Average NYMEX WTI	11.6%	35.3%	19.2%	33.5%
BOE
Average Realized Price per BOE	$23.94	$40.53	$28.01	$38.91
Average Realized Price per BOE with derivative settlements	$26.01	$34.35	$26.73	$33.62

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	As restated		As restated
Reconciliation of Net Income (Loss) to Adjusted EBITDAX:
Net income (loss)	$33,924	$65,150	$(16,664)	$22,003
Add back:
Depletion, depreciation, amortization and accretion	114,996	107,315	352,134	310,296
Impairment of long lived assets	—	16,166	11,233	16,294
Exploration expenses	13,245	11,038	32,725	21,326
Gain on sale of property and equipment and assets of unconsolidated subsidiary	(1,011)	(83,559)	(1,329)	(143,461)
(Gain) loss on commodity derivatives	(87,956)	35,913	(39,383)	175,752
Settlements on commodity derivative instruments	16,101	(41,009)	(8,432)	(99,914)
Premiums paid for derivatives that settled during the period	(812)	(1,956)	(19,910)	(5,191)
Stock-based compensation expense	11,358	17,420	39,306	50,883
Amortization of debt issuance costs	974	935	3,799	12,303
Make-whole premium on 2021 Senior Notes	—	—	—	35,600
Gain on repurchase of 2026 Senior Notes	—	—	(10,486)	—
Interest expense	22,250	19,790	61,478	55,326
Income tax expense	14,800	22,200	900	12,300
Adjusted EBITDAX	$137,869	$169,403	$405,371	$463,517

Items Affecting the Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:
•On January 1, 2019, we adopted ASC 842 - Leases. We adopted using the modified retrospective transition approach to apply the new standard to all leases entered into on or after January 1, 2019 and all existing leases. ASC 842 supersedes previous lease recognition requirements in ASC 840 and resulted in the recognition of $20.5 million of right-of-use assets and $26.1 million of lease liabilities on the condensed consolidated balance sheet as of September 30, 2019. See "Part I, Item 1, Note 2—Basis of Presentation, Restatement, Significant Accounting Policies and Recent Accounting Pronouncements—Leases" for additional information.

Historical Results of Operations and Operating Expenses

Oil, Natural Gas and NGL Sales Revenues, Operating Expenses and Other Income (Expense).

The following table provides the components of our revenues, operating expenses, other income (expense) and net income (loss) for the periods indicated (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)
	As restated		As restated
Revenues:
Oil sales	$151,042	$225,467	$501,591	$619,211
Natural gas sales	16,801	23,103	74,385	66,991
NGL sales	9,099	33,590	44,940	86,369
Total Revenues	176,942	282,160	620,916	772,571
Operating Expenses:
Lease operating expenses	22,979	20,283	68,445	61,760
Transportation and gathering	6,922	11,786	29,142	29,284
Production taxes	9,711	21,605	46,419	66,317
Exploration expenses	13,245	11,038	32,725	21,326
Depletion, depreciation, amortization and accretion	114,996	107,315	352,134	310,296
Impairment of long lived assets	—	16,166	11,233	16,294
Gain on sale of property and equipment and assets of unconsolidated subsidiary	(1,011)	(83,559)	(1,329)	(143,461)
General and administrative expenses	27,445	35,365	85,835	100,565
Total Operating Expenses	194,287	139,999	624,604	462,381
Operating Income (Loss)	(17,345)	142,161	(3,688)	310,190
Other Income (Expense):
Commodity derivatives gain (loss)	87,956	(35,913)	39,383	(175,752)
Interest expense	(23,224)	(20,725)	(54,791)	(103,229)
Other income	1,337	1,827	3,332	3,094
Total Other Income (Expense)	66,069	(54,811)	(12,076)	(275,887)
Income (Loss) Before Income Taxes	48,724	87,350	(15,764)	34,303
Income tax expense	(14,800)	(22,200)	(900)	(12,300)
Net Income (Loss)	$33,924	$65,150	$(16,664)	$22,003

The following table provides a summary of our sales volumes, average prices and operating expenses on a per BOE basis for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	As restated		As restated
Sales (MBoe):	7,390	6,963	22,167	19,855
Oil sales (MBbl)	3,597	3,618	10,830	10,394
Natural gas sales (MMcf)	14,418	11,838	43,433	33,612
NGL sales (MBbl)	1,390	1,372	4,097	3,860
Sales (BOE/d):	80,327	75,680	81,198	72,731
Oil sales (Bbl/d)	39,098	39,323	39,670	38,072
Natural gas sales (Mcf/d)	156,717	128,679	159,095	123,122
NGL sales (Bbl/d)	15,109	14,910	15,007	14,138
Average sales prices(1):
Oil sales (per Bbl)	$41.99	$62.32	$46.31	$59.58
Oil sales with derivative settlements (per Bbl)	45.58	50.02	43.77	48.23
Natural gas sales (per Mcf)	1.17	1.95	1.71	1.99
Natural gas sales with derivative settlements (per Mcf)	1.33	2.08	1.69	2.37
NGL sales (per Bbl)	6.55	24.49	10.97	22.38
Average price (per BOE)	23.94	40.53	28.01	38.91
Average price with derivative settlements (per BOE)	26.01	34.35	26.73	33.62
Expense per BOE:
Lease operating expenses	$3.11	$2.91	$3.09	$3.11
Transportation and gathering	0.94	1.69	1.31	1.47
Production taxes	1.31	3.10	2.09	3.34
Exploration expenses	1.79	1.59	1.48	1.07
Depletion, depreciation, amortization and accretion	15.56	15.41	15.89	15.63
Impairment of long lived assets	—	2.32	0.51	0.82
General and administrative expenses	3.71	5.08	3.87	5.06
Cash general and administrative expenses(2)	2.18	2.58	2.10	2.50
Stock-based compensation	1.54	2.50	1.77	2.56
Total operating expenses per BOE	$26.42	$32.10	$28.24	$30.50

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Oil sales revenues. Crude oil sales revenues decreased by $74.4 million to $151.1 million for the three months ended September 30, 2019 as compared to crude oil sales of $225.5 million for the three months ended September 30, 2018. A decrease in sales volumes between these periods contributed a $1.4 million negative impact, and a decrease in crude oil prices contributed a $73.1 million negative impact. For the three months ended September 30, 2019, crude oil revenue decreased by approximately $22.2 million due to the impact of our updated strategy to emphasize free cash flow in 2020 and beyond, resulting in a decrease in future capital expenditures and rig counts, which decreased the future forecasted production and increased the forecasted deferral balance on one of our revenue contracts.

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

The average price we realized on the sale of crude oil was $41.99 per Bbl for the three months ended September 30, 2019 compared to $62.32 per Bbl for the three months ended September 30, 2018, primarily due to changes in market prices for crude oil and the $22.2 million decrease of crude oil revenue explained above.

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

Production taxes. Our production taxes decreased by $11.9 million to $9.7 million for the three months ended September 30, 2019 as compared to $21.6 million for the three months ended September 30, 2018. The decrease is primarily attributable to decreased revenue as production taxes are calculated as a percentage of sales revenue. Production taxes as a percentage of sales revenue was 5.5% for the three months ended September 30, 2019 as compared to 7.7% for the three months ended September 30, 2018. The decrease in production taxes as a percentage of sales revenue relates to a decrease in the estimated ad valorem and severance tax rates and an adjustment to the estimated ad valorem tax payable for the three months ended September 30, 2019.

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

Income tax expense. We recorded an income tax expense of $14.8 million and $22.2 million for the three months ended September 30, 2019 and 2018, respectively. This resulted in an effective tax rate of approximately 30.4% and 25.4% for the three months ended September 30, 2019 and 2018, respectively. Our effective tax rate for the three months ended September 30, 2019 and 2018 differs from the U.S. statutory income tax rates of 21.0% primarily due to the effects of state income taxes and estimated taxable permanent differences.

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

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Oil sales revenues. Crude oil sales revenues decreased by $117.6 million to $501.6 million for the nine months ended September 30, 2019 as compared to crude oil sales of $619.2 million for the nine months ended September 30, 2018. An increase in sales volumes between these periods contributed a $26.0 million positive impact, while a decrease in crude oil prices contributed a $143.6 million negative impact. For the nine months ended September 30, 2019 crude oil revenue was decreased by approximately $22.2 million due to the impact of our updated strategy to emphasize free cash flow in 2020 and beyond, resulting in a decrease in future capital expenditures and rig counts, which decreased the future forecasted production and increased the forecasted deferral balance on one of our revenue contracts.

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

The average price we realized on the sale of crude oil was $46.31 per Bbl for the nine months ended September 30, 2019 compared to $59.58 per Bbl for the nine months ended September 30, 2018, primarily due to changes in market prices for crude oil and the $22.0 million decrease of crude oil revenue explained above.

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

Production taxes. Our production taxes decreased by $19.9 million to $46.4 million for the nine months ended September 30, 2019 as compared to $66.3 million for the nine months ended September 30, 2018. The decrease is primarily attributable to decreased revenue as production taxes are calculated as a percentage of sales revenue. Production taxes as a percentage of sales revenue was 7.5% for the nine months ended September 30, 2019 as compared to 8.6% for the nine months ended September 30, 2018. The decrease in production taxes as a percentage of sales revenue relates to a decrease in the estimated ad valorem and severance tax rates and an adjustment to the estimated ad valorem tax payable for the nine months ended September 30, 2019.

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

Income tax expense. We recorded an income tax expense of $0.9 million and $12.3 million for the nine months ended September 30, 2019 and 2018, respectively. This resulted in an effective tax rate of approximately negative 5.7% and 35.9% for the nine months ended September 30, 2019 and 2018, respectively. Our effective tax rate for the nine months ended September 30, 2019 and 2018 differs from the U.S. statutory income tax rates of 21.0% primarily because of state income taxes and estimated taxable permanent differences. The primary differences between the tax rate of negative 5.7% and 35.9% for the nine months ended September 30, 2019 and 2018, respectively, are the increase in estimated permanent differences during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 and the pre-tax book loss generated for the nine months ended September 30, 2019 compared to pre-tax book income for the nine months ended September 30, 2018.

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

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net cash provided by operating activities. For the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, our net cash provided by operating activities decreased by $111.8 million, primarily due to a decrease in operating revenues net of expenses of $139.0 million as a result of a decrease in commodity prices along with a decrease of $90.5 million related to changes in working capital and an increase in cash paid for interest of $5.2 million. These decreases in net cash provided by operating activities were partially offset by a $75.0 million decrease in commodity derivative settlement payments.

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

Working Capital

Our working capital deficit was $193.2 million at September 30, 2019 and our surplus was $62.2 million at December 31, 2018. Our cash balances totaled $57.7 million and $235.0 million at September 30, 2019 and December 31, 2018, respectively.

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

2026 Senior Notes

In January 2018, we closed a private offering of our 2026 Senior Notes that resulted in net proceeds of approximately $737.9 million. Our 2026 Senior Notes bear interest at an annual rate of 5.625%. Interest on the 2026 Senior Notes is payable on February 1 and August 1 of each year, and the first interest payment was made on August 1, 2018. Our 2026 Senior Notes will mature on February 1, 2026. As of November 8, 2019, we had repurchased 2026 Senior Notes with a nominal value of $49.8 million for $39.3 million in connection with the Senior Notes Repurchase Program.

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

Recent Accounting Pronouncements

Please read Note 2—Basis of Presentation, Restatement, Significant Accounting Policies and Recent Accounting Pronouncements of the notes to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for a detailed list of recent accounting pronouncements.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have material off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

At the time we filed Amendment No. 1 on Form 10-Q/A for the period ended September 30, 2019 on November 8, 2019, our principal executive officer and principal financial officer had concluded that as of September 30, 2019, the end of the period covered by this report, our disclosure controls and procedures were effective. Subsequent to that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019 because of a material weakness identified in our internal control over financial reporting. The Company is amending this Item 4 to reflect this conclusion.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management determined that the Company did not design and maintain effective controls to determine the appropriate contract termination date and evaluate the potential accounting implications of changes in termination dates of contracts with customers. This material weakness resulted in a restatement of the Company’s condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2019 and immaterial errors to the consolidated financial statements for the periods ended December 31, 2018, March 31, 2019 and June 30, 2019. Additionally, this material weakness could result in a misstatement of the interim or annual consolidated financial statements or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Plan for Remediation of Material Weakness

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management has evaluated the material weakness described above and is currently in the process of developing a remediation plan to address the material weakness. The remediation plan is being implemented and includes further determination regarding the contract termination date pursuant to the accounting treatment under ASC 606 - Revenue from Contracts with Customers. Management is committed to successfully implementing the remediation plan and currently plans to commence the evaluation of its updated design of internal controls for implementation expeditiously.

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

We have restated prior financial statements, which may lead to additional risks and uncertainties, including increased possibility of legal proceedings and loss of investor confidence.

We have restated our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019 in order to correct certain accounting errors as described in Note 2—Basis of Presentation, Restatement, Significant Accounting Policies and Recent Accounting Pronouncements to the condensed consolidated financial statements (the “Restatement”). For a description of the material weakness in our internal control over financial reporting identified by management in connection with the Restatement and management’s plan to remediate the material weakness, see “Part I, Item 4—Controls and Procedures.” As a result of the Restatement, we have become subject to possible additional costs for accounting and legal fees in connection with or related to the restatement and additional risks and uncertainties, including, among others, the increased possibility of legal proceedings, shareholder lawsuits or a review by the SEC and other regulatory bodies, which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties, shareholder class actions or derivative actions. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

We have identified a material weakness in our internal control over financial reporting that, if not remediated, could result in additional material misstatements in our financial statements.

As described in “Part I, Item 4—Controls and Procedures” and Note 2—Basis of Presentation, Restatement, Significant Accounting Policies and Recent Accounting Pronouncements to the condensed consolidated financial statements, management identified a control deficiency that represents a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the identified material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2019.

We are developing and implementing a remediation plan to address the material weakness. If our remediation efforts are insufficient or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

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

10.1	Master Assignment and Amendment No. 8 to Amended and Restated Credit Agreement, dated as of August 28, 2019, by and among Extraction Oil & Gas, Inc., as borrower, certain of its subsidiaries, as guarantors, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent and issuing lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on August 30, 2019).
10.2	Separation and General Release Agreement, dated September 4, 2019, between Extraction Oil & Gas, Inc., XOG Services, LLC. and Russell T. Kelley, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on September 4, 2019).
10.3†	Indemnification Agreement (Audrey Robertson) (incorporated by reference to Exhibit 10.2 to the Company’s
Current Report on Form 8-K (File No. 001-37907) filed with the Commission on September 19, 2019).
10.4	Borrowing Base Decrease Agreement, dated as of November 4, 2019, among Extraction Oil & Gas, Inc., as borrower, certain subsidiaries of Extraction Oil & Gas, Inc., as guarantors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37907) filed with the Commission on November 7, 2019).
*31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101	Interactive Data Files

*     Filed herewith.
**   Furnished herewith.
† Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 23, 2019.

Extraction Oil & Gas, Inc.

By:	/S/ MATTHEW R. OWENS
Matthew R. Owens
President and Acting Chief Executive Officer (principal executive officer)

By:	/S/ TOM L. BROCK.
Tom L. Brock
Vice President and Chief Accounting Officer (principal financial officer)