Form 10-Q
period 2020-06-30
Extraction Oil & Gas, Inc.
filed 2020-08-10
CIK 1655020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

Securities registered pursuant to Section 12(b) of the Act: None.

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock, par value $0.01 per share, outstanding as of August 7, 2020 was 138,343,932.

EXTRACTION OIL & GAS, INC.

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	2
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest for the three and six months ended June 30, 2020 and 2019	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	63
Item 4.	Controls and Procedures	64

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	65
Item 1A.	Risk Factors	65
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults upon Senior Securities	70
Item 4.	Mine Safety Disclosures	70
Item 5.	Other Information	71
Item 6.	Exhibits	71
	Signatures	72

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Debtor-In-Possession)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$62,553	$32,382
Accounts receivable, net
Trade	48,599	32,009
Oil, natural gas and NGL sales	48,275	105,103
Inventory, prepaid expenses and other	34,732	36,702
Commodity derivative asset	55,667	17,554
Total Current Assets	249,826	223,750
Property and Equipment (successful efforts method), at cost:
Proved oil and gas properties	4,707,989	4,530,934
Unproved oil and gas properties	356,741	524,214
Wells in progress	137,944	149,733
Less: accumulated depletion, depreciation, amortization and impairment charges	(3,135,748)	(2,985,983)
Net oil and gas properties	2,066,926	2,218,898
Gathering systems and facilities, net of accumulated depreciation	—	315,777
Other property and equipment, net of accumulated depreciation	71,912	72,542
Net Property and Equipment	2,138,838	2,607,217
Non-Current Assets:
Commodity derivative asset	—	13,229
Other non-current assets	15,692	82,761
Total Non-Current Assets	15,692	95,990
Total Assets	$2,404,356	$2,926,957
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$43,329	$190,864
Revenue payable	5,030	108,493
Production taxes payable	—	115,489
Commodity derivative liability	—	1,998
Accrued interest payable	4,145	20,625
Asset retirement obligations	—	27,058
DIP Credit Facility—Note 6	37,500	—
Credit Facility—Note 6	481,935	—
Total Current Liabilities	571,939	464,527
Non-Current Liabilities:
Credit Facility	—	470,000
Senior Notes, net of unamortized debt issuance costs	—	1,085,777
Production taxes payable	1,681	98,740
Commodity derivative liability	—	108
Other non-current liabilities	—	54,579
Asset retirement obligations	—	68,850
Total Non-Current Liabilities	1,681	1,778,054
Liabilities Subject to Compromise	1,697,341	—
Total Liabilities	2,270,961	2,242,581
Commitments and Contingencies—Note 14
Series A Convertible Preferred Stock, $0.01 par value; 50,000,000 shares authorized, 185,280 issued and outstanding	187,975	175,639
Stockholders' Equity (Deficit):
Common stock, $0.01 par value; 900,000,000 share authorized; 138,343,432 and 137,657,922 issued and outstanding, respectively	1,336	1,336
Treasury stock, at cost, 38,859,078 shares	(170,138)	(170,138)
Additional paid-in capital	2,140,327	2,156,383
Accumulated deficit	(2,026,105)	(1,743,208)
Total Extraction Oil & Gas, Inc. Stockholders' Equity (Deficit)	(54,580)	244,373
Noncontrolling interest	—	264,364
Total Stockholders' Equity (Deficit)	(54,580)	508,737
Total Liabilities and Stockholders' Equity (Deficit)	$2,404,356	$2,926,957

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Debtor-In-Possession)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Oil sales	$36,290	$185,125	$160,509	$350,549
Natural gas sales	16,019	21,692	38,321	57,584
NGL sales	10,820	15,240	28,013	35,841
Gathering and compression	—	—	1,473	—
Total Revenues	63,129	222,057	228,316	443,974
Operating Expenses:
Lease operating expense	22,984	23,608	53,374	45,465
Midstream operating expenses	—	—	3,935	—
Transportation and gathering	26,306	11,854	49,092	22,219
Production taxes	4,679	18,580	18,133	36,709
Exploration and abandonment expenses	62,661	13,287	175,141	19,481
Depletion, depreciation, amortization and accretion	82,620	118,368	158,670	237,138
Impairment of long lived assets	960	2,985	1,736	11,233
Gain on sale of property and equipment	—	(97)	—	(319)
General and administrative expense	25,148	30,740	35,744	58,392
Other operating expenses	13,209	—	65,784	—
Total Operating Expenses	238,567	219,325	561,609	430,318
Operating Income (Loss)	(175,438)	2,732	(333,293)	13,656
Other Income (Expense):
Commodity derivative gain (loss)	(69,301)	73,519	193,714	(48,572)
Loss on deconsolidation of Elevation Midstream, LLC	—	—	(73,139)	—
Reorganization items, net	(26,919)	—	(26,919)	—
Interest expense(1)	(20,314)	(18,558)	(41,672)	(31,566)
Other income	38	851	612	1,994
Total Other Income (Expense)	(116,496)	55,812	52,596	(78,144)
Income (Loss) Before Income Taxes	(291,934)	58,544	(280,697)	(64,488)
Income tax (expense) benefit	—	(15,100)	(2,200)	13,900
Net Income (Loss)	$(291,934)	$43,444	$(282,897)	$(50,588)
Net income attributable to noncontrolling interest	—	4,097	6,160	8,072
Net Income (Loss) Attributable to Extraction Oil & Gas, Inc.	(291,934)	39,347	(289,057)	(58,660)
Adjustments to reflect Series A Preferred Stock dividends and accretion of discount	(5,818)	(4,359)	(12,336)	(8,676)
Net Income (Loss) Available to Common Shareholders, Basic and Diluted	(297,752)	34,988	$(301,393)	$(67,336)
Income (Loss) Per Common Share (Note 13)
Basic and diluted	$(2.16)	$0.22	$(2.18)	$(0.41)
Weighted Average Common Shares Outstanding
Basic and diluted	138,163	159,410	137,945	165,025
(1)Absent the automatic stay described in Note 6—Long-Term Debt, interest expense for the three and six months ended June 30, 2020 would have been $23.2 million and $44.5 million, respectively.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Debtor-In-Possession)
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(282,897)	$(50,588)
Reconciliation of net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	158,670	237,138
Abandonment and impairment of unproved properties	169,559	14,993
Impairment of long lived assets	1,736	11,233
Gain on sale of property and equipment	—	(319)
Gain on repurchase of 2026 Senior Notes	—	(10,486)
Amortization of debt issuance costs	3,190	2,826
Non-cash lease expense	8,986	5,058
Non-cash reorganization items, net	13,270	—
Contract asset	12,317	—
Commodity derivatives (gain) loss	(193,714)	48,572
Settlements on commodity derivatives	65,447	(21,918)
Premiums paid on commodity derivatives	—	(2,852)
Earnings in unconsolidated subsidiaries	(480)	(576)
Loss on deconsolidation of Elevation Midstream, LLC	73,139	—
Distributions from unconsolidated subsidiaries	—	1,990
Deferred income tax expense (benefit)	2,200	(13,900)
Stock-based compensation	2,560	27,945
Changes in current assets and liabilities:
Accounts receivable—trade	(16,998)	4,163
Accounts receivable—oil, natural gas and NGL sales	56,828	5,201
Inventory, prepaid expenses and other	(12,289)	600
Accounts payable and accrued liabilities	64,981	(2,973)
Revenue payable	(18,924)	(23,553)
Production taxes payable	(23,019)	(3,461)
Accrued interest payable	15,565	(2,602)
Asset retirement expenditures	(16,173)	(8,047)
Net cash provided by operating activities	83,954	218,444
Cash flows from investing activities:
Oil and gas property additions	(193,334)	(314,975)
Sale of property and equipment	11,147	19,982
Gathering systems and facilities additions, net of cost reimbursements	4,193	(115,337)
Other property and equipment additions	(3,386)	(25,161)
Investment in unconsolidated subsidiaries	(10,033)	(14,962)
Distributions from unconsolidated subsidiary, return of capital	—	1,209
Net cash used in investing activities	(191,413)	(449,244)
Cash flows from financing activities:
Borrowings under Credit Facility	200,500	245,000
Repayments under Credit Facility	(70,000)	(50,000)
Borrowings under DIP Credit Facility	15,000	—
Repurchase of 2026 Senior Notes	—	(39,325)
Repurchase of common stock	—	(116,496)
Payment of employee payroll withholding taxes	(120)	(582)
Dividends on Series A Preferred Stock	—	(5,443)
Debt issuance costs and other financing fees	(22)	(1,433)
Net cash provided by financing activities	145,358	31,721
Effect of deconsolidation of Elevation Midstream, LLC	(7,728)	—
Increase (decrease) in cash and cash equivalents	30,171	(199,079)
Cash, cash equivalents at beginning of period	32,382	234,986
Cash, cash equivalents at end of the period	$62,553	$35,907
Supplemental cash flow information:
Property and equipment included in accounts payable and accrued liabilities	$64,751	$223,527
Cash paid for interest	$26,955	$45,648
Cash paid for reorganization items, net	$3,787	$—
Accretion of beneficial conversion feature of Series A Preferred Stock	$3,587	$3,233
Preferred Units commitment fees and dividends paid-in-kind	$6,160	$8,073
Series A Preferred Stock dividends paid-in-kind	$8,749	$—
Derivative unwinds reducing the Credit Facility	$96,065	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(Debtor-In-Possession)
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Extraction Oil & Gas, Inc. Stockholders' Equity (Deficit)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount				Amount
Balance at January 1, 2020	176,517	$1,336	38,859	$(170,138)	$2,156,383	$(1,743,208)	$244,373	$264,364	$508,737
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(6,160)	—	(6,160)	6,160	—
Series A Preferred Stock dividends	—	—	—	—	(4,748)	—	(4,748)	—	(4,748)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,770)	—	(1,770)	—	(1,770)
Restricted stock issued, net of tax withholdings and other	234	—	—	—	(35)	—	(35)	—	(35)
Net income	—	—	—	—	—	9,037	9,037	—	9,037
Effects of deconsolidation of Elevation Midstream, LLC	—	—	—	—	—	—	—	(270,524)	(270,524)
Balance at March 31, 2020	176,751	$1,336	38,859	$(170,138)	$2,143,670	$(1,734,171)	$240,697	$—	$240,697
Stock-based compensation	—	—	—	—	2,560	—	2,560	—	2,560
Series A Preferred Stock dividends	—	—	—	—	(4,001)	—	(4,001)	—	(4,001)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,817)	—	(1,817)	—	(1,817)
Restricted stock issued, net of tax withholdings and other	452	—	—	—	(85)	—	(85)	—	(85)
Net loss	—	—	—	—	—	(291,934)	(291,934)	—	(291,934)
Balance at June 30, 2020	177,203	$1,336	38,859	$(170,138)	$2,140,327	$(2,026,105)	$(54,580)	$—	$(54,580)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Extraction Oil & Gas, Inc. Stockholders' Equity (Deficit)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount				Amount
Balance at January 1, 2019	176,210	$1,678	4,543	$(32,737)	$2,153,661	$(375,788)	$1,746,814	$147,872	$1,894,686
Preferred Units issuance costs	—	—	—	—	—	—	—	(10)	(10)
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(3,975)	—	(3,975)	3,975	—
Stock-based compensation	—	—	—	—	13,008	—	13,008	—	13,008
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,596)	—	(1,596)	—	(1,596)
Repurchase of common stock	—	(77)	7,824	(32,135)	—	—	(32,212)	—	(32,212)
Restricted stock issued, net of tax withholdings	270	—	—	—	(454)	—	(454)	—	(454)
Net loss	—	—	—	—	—	(94,032)	(94,032)	—	(94,032)
Balance at March 31, 2019	176,480	$1,601	12,367	$(64,872)	$2,157,923	$(469,820)	$1,624,832	$151,837	$1,776,669
Preferred Units issuance costs and discount	—	—	—	—	—	—	—	10	10
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(4,098)	—	(4,098)	4,098	—
Stock-based compensation	—	—	—	—	14,957	—	14,957	—	14,957
Series A Preferred Stock dividends	—	—	—	—	(2,722)	—	(2,722)	—	(2,722)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,637)	—	(1,637)	—	(1,637)
Repurchase of common stock	—	(217)	21,685	(84,067)	—	—	(84,284)	—	(84,284)
Restricted stock issued, net of tax withholdings	108	—	—	—	(128)	—	(128)	—	(128)
Net income	—	—	—	—	—	43,444	43,444	—	43,444
Balance at June 30, 2019	176,588	$1,384	34,052	$(148,939)	$2,164,295	$(426,376)	$1,590,364	$155,945	$1,746,309

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)

Note 1—Business and Organization

Extraction Oil & Gas, Inc. (the "Company" or "Extraction") is an independent oil and gas company focused on the acquisition, development and production of oil, natural gas and natural gas liquids (“NGLs”) reserves in the Rocky Mountain region, primarily in the Wattenberg Field of the Denver-Julesburg Basin (the "DJ Basin") of Colorado, as well as the construction and support of midstream assets to gather crude oil, natural gas and water production. As described in the section titled Voluntary Reorganization under Chapter 11 of the Bankruptcy Code below, during the second quarter of 2020, the Company filed for bankruptcy and, as a result, was delisted from the NASDAQ Global Select Market on June 25, 2020 and began trading on the Pink Open Market under the symbol "XOGAQ."

Voluntary Reorganization under Chapter 11 of the Bankruptcy Code

On June 14, 2020 (the “Petition Date”), Extraction and its wholly owned subsidiaries (collectively, the “Debtors”), filed voluntary petitions for relief under chapter 11 ("Chapter 11") of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtor's Chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under the caption In re Extraction Oil & Gas., et al. Case No. 20-11548 (CSS).

The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business; however, they may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. To that end, to ensure the Company’s ability to continue operating in the ordinary course of business during the pendency of the Chapter 11 Cases and minimize the effect of the Chapter 11 Cases on the Company’s customers and employees, the Company filed with the Bankruptcy Court, and the Bankruptcy Court approved, motions (the “First Day Motions”) seeking a variety of relief. Pursuant to the First Day Motions, the Bankruptcy Court authorized the Company to conduct its business in the ordinary course, including to, among other things, pay employee wages and benefits, continue to operate the cash management system and honor certain prepetition obligations related thereto, pay certain vendors and suppliers for goods and services provided both before and after the Petition Date, and other customary operational and financing relief.

The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Credit Agreement (as defined in Note 6—Long-Term Debt) and the indentures governing the Company’s Senior Notes (as defined below), resulting in the automatic and immediate acceleration of all of the Company’s debt outstanding under the Credit Agreement and Senior Notes. Accordingly, the Company has classified its outstanding senior note debt as liabilities subject to compromise on its condensed consolidated balance sheet as of June 30, 2020. The Credit Facility (as defined in Note 6—Long-Term Debt) was not classified as liabilities subject to compromise because it is fully secured and is expected to be unimpaired. Please refer to Note 4—Liabilities Subject to Compromise for more information. Pursuant to the Bankruptcy Code and as described in Note 6—Long-Term Debt, the filing of the Chapter 11 Cases automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.

Restructuring Support Agreement

On June 14, 2020, the Company entered into a Restructuring Support Agreement (the “RSA”) with (i) significant holders of its 7.375% senior unsecured notes due 2024 (the “2024 Senior Notes”) issued pursuant to that certain indenture, dated as of August 1, 2017, by and among Extraction, as issuer, certain guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee (such trustee, “WSFS” and such indenture, the “2024 Senior Notes Indenture”) and (ii) significant holders (such holders, together with the foregoing significant holders under the 2024 Senior Notes, the “Consenting Stakeholders”) of its 5.625% senior unsecured notes due 2026 (the “2026 Senior Notes” and, together with the 2024 Senior Notes, the “Senior Notes”) issued pursuant to that certain indenture, dated as of January 25, 2018, by and among Extraction, the subsidiary guarantors party thereto and WSFS, as trustee (the “2026

Senior Notes Indenture” and, together with the 2024 Senior Notes Indenture, the “Senior Notes Indentures”). The RSA contemplates a financial restructuring of the existing indebtedness of, and equity interests in, the Company to be effectuated through a joint Chapter 11 plan of reorganization (the “Restructuring Plan”) that effectuates (a) a sale to, or combination or merger with, a third party involving all or substantially all of the Company’s restructured equity or assets pursuant to one or more transactions that the Company determines, in the exercise of its business judgment, satisfies certain requirements set forth in the RSA (a “Combination Transaction”) or (b) a standalone reorganization (the “Stand-Alone Restructuring”).

Restructuring Plan and Disclosure Statement

On July 30, 2020, the Debtors filed a proposed Restructuring Plan and a related Disclosure Statement (the “Disclosure Statement”) describing the Restructuring Plan and the solicitation of votes to approve the same from certain of the Debtors’ creditors with respect to the Chapter 11 Cases. The hearing to consider approval of the Disclosure Statement is currently scheduled for September 3, 2020.

The Restructuring Plan contemplates, among other things, the following:

•holders of claims under the Amended and Restated Credit Agreement, dated as of August 16, 2017, by and among Extraction, the subsidiary guarantors party thereto, the lenders from time to time thereto, and Wells Fargo Bank, National Association, as administrative agent (as may be amended, restated, supplemented, or otherwise modified from time to time, the “Credit Agreement”), receiving either: (i) on a dollar for dollar basis, their pro rata share of the revolving loans, term loans, letter-of-credit participations, and other fees under an exit facility or (ii) payment in full in cash from (a) if the Combination Transaction is pursued, (A) the proceeds of the exit facility and/or (B) the consideration from the Combination Transaction or (b) if the Stand-Alone Restructuring occurs, the proceeds of (A) the exit facility and/or (B) the Equity Rights Offering (as defined in the Restructuring Plan);

•holders of claims under the Senior Notes Indentures (“Senior Notes Claims”) receiving: (i) in the event of a Combination Transaction, their pro rata share of 97% of (a) the new common stock (the “New Common Stock”) of Extraction, as reorganized pursuant to and under the Restructuring Plan (“Reorganized Extraction”), pro forma for the Combination Transaction, subject to dilution by the Management Incentive Plan (as defined below), the Backstop Commitment Premium (as defined in the RSA), and the New Warrants (as defined below) (such allocation, the “Equity Allocation”) or (b) the cash proceeds from the Combination Transaction (the “Alternative Allocation”); or (ii) in the event of a Stand-Alone Restructuring, their pro rata share of (a) 97% of the Equity Allocation and (b) 97% of the subscription rights to purchase New Common Stock in the Equity Rights Offering;

•holders of trade claims receiving: (i) if a Combination Transaction is pursued, express assumption of such allowed trade claims by the partner(s) to the Combination Transaction in accordance with the terms of the Combination Transaction agreement and related documents or (ii) if the Stand-Alone Restructuring is pursued, payment in full on the Plan Effective Date or otherwise in the ordinary course of the Debtors’ business;

•holders of claims arising from non-funded debt general unsecured obligations receiving, (i) in the event of a Combination Transaction, their pro rata share of 97% of (a) the Equity Allocation pro forma for the Combination Transaction and/or (b) the Alternative Allocation; or (ii) in the event of a Stand-Alone Restructuring, their pro rata share of 97% of the Equity Allocation.

•holders of existing preferred interests in the Company receiving: (i) in the event of a Combination Transaction, their pro rata share of (a) 1.5% of (x) the Equity Allocation pro forma for the Combination Transaction and/or (y) the Alternative Allocation and (b) 50% of new tranche A and tranche B warrants (the “New Warrants”); or (ii) in the event of a Stand-Alone Restructuring, (a) 1.5% of the Equity Allocation, (b) 1.5% of the subscription rights to purchase New Common Stock in the Equity Rights Offering and (c) 50% of the New Warrants;

•holders of existing common interests in the Company receiving: (i) in the event of a Combination Transaction, their pro rata share of (a) 1.5% of (x) the Equity Allocation pro forma for the Combination Transaction and/or

(y) the Alternative Allocation and (b) 50% of the New Warrants; or (ii) in the event of a Stand-Alone Restructuring, (a) 1.5% of the Equity Allocation, (b) 1.5% of the subscription rights to purchase New Common Stock in the Equity Rights Offering and (c) 50% of the New Warrants;

•holders of claims arising from the DIP Credit Facility (as defined in Note 6—Long-Term Debt) receiving cash or such other consideration as the DIP Lenders (as defined in Note 6—Long-Term Debt) agree in their sole discretion;

•cash payment in full of all administrative expense claims, priority tax claims, other priority claims, and other secured claims or other such treatment rendering such claims unimpaired, including reinstatement pursuant to section 1124 of the Bankruptcy Code or delivery of the collateral securing any such secured claim and payment of any interest required under section 506(b) of the Bankruptcy Code; and

•(i) in the event of a Combination Transaction, customary cash incentives will be provided to the management with an aggregate value that is no less than the value of the MIP Equity (as defined below), or (ii) in the event of a Stand-Alone Restructuring, the Restructuring Plan will provide for the establishment of a post-emergence management incentive plan to be adopted by the New Board (the “Management Incentive Plan”), which will include (a) restricted stock units, options, New Common Shares, or other rights exercisable, exchangeable, or convertible into New Common Shares representing up to 10% of the New Common Shares on a fully diluted and fully distributed basis (the “MIP Equity”) and (b) other terms and conditions customary for similar type equity plans.

Information contained in the Restructuring Plan and the Disclosure Statement is subject to change, whether as a result of amendments or supplements to the Restructuring Plan or Disclosure Statement, third-party actions, or otherwise, and should not be relied upon by any party. There is no guarantee the RSA can be implemented and the Restructuring Plan approved.

The information presented in this section is not a solicitation to accept or reject the Restructuring Plan. Any such solicitation will be made pursuant to and in accordance with the Disclosure Statement and applicable law, including orders of the Bankruptcy Court. Capitalized terms used but not specifically defined in this section have the meanings specified for such terms in the Restructuring Plan and Disclosure Statement, as applicable.

Tax Attributes and Net Operating Loss Carryforwards

The Company has substantial tax net operating loss carryforwards and other tax attributes. Under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), our ability to use these net operating losses and other tax attributes may be limited if the Company experiences an “ownership change”, as determined under Section 382 of the Code. Accordingly, on July 13, 2020, the Company obtained a final order from the Bankruptcy Court that is intended to prevent an ownership change during the pendency of the Chapter 11 Cases and therefore protect the Company's ability to use its tax attributes by imposing certain notice procedures and transfer restrictions on the trading of the Company’s existing common stock and preferred stock.

In general, the order applies to any person or entity that, directly or indirectly, beneficially owns (or would beneficially own as a result of a proposed transfer) at least 4.5% of the Company’s common stock or preferred stock. Such persons are required to notify the Company and the Bankruptcy Court before effecting a transaction involving the Company's common stock or preferred stock, and the Company has the right to seek an injunction to prevent the transaction if it might adversely affect the Company's ability to use its tax attributes. The order also requires any person or entity that, directly or indirectly, beneficially owns at least 50% of the Company’s common stock or preferred stock to notify the Company and the Bankruptcy Court prior to claiming any deduction for worthlessness of the Company's common stock or preferred stock for a tax year ending before the Company’s emergence from chapter 11 protection and the Company has the right to seek an injunction to prevent the transaction if it might adversely affect the Company's ability to use its tax attributes.

Any purchase, sale or other transfer of, or any claim of a deduction for worthlessness with respect to, the Company's common stock or preferred stock in violation of the restrictions of the order is null and void ab initio as an act in violation of a Bankruptcy Court order and would therefore confer no rights on a proposed transferee or such holder, as applicable.

Ability to Continue as a Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

As discussed above, the filing of the Chapter 11 Cases constituted an event of default under the Company’s outstanding debt agreements, which resulted in the automatic and immediate acceleration of all of the Company’s debt outstanding under the Credit Agreement and Senior Notes. The Company projects that it will not have sufficient cash on hand or available liquidity to repay such debt. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the Bankruptcy Court’s approval, implement the Restructuring Plan, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the Restructuring to meet its obligations and operating needs. As a result of risks and uncertainties related to (i) the Company’s ability to obtain requisite support for the Restructuring Plan from various stakeholders, and (ii) the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, the Company has concluded that management’s plans do not alleviate substantial doubt regarding the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Deconsolidation of Elevation Midstream, LLC

Elevation Midstream, LLC ("Elevation"), a Delaware limited liability company, is focused on the construction and operation of gathering systems and facilities to serve the development of acreage in the Company’s Hawkeye and Southwest Wattenberg areas. Midstream assets of Elevation are represented as the gathering systems and facilities line item within the condensed consolidated balance sheets for any periods ended on or prior to December 31, 2019.

During the first quarter of 2020, Elevation's then non-controlling interest owner, which owned 100% of Elevation's preferred stock, per contractual agreement, expanded Elevation's then five member board of managers by four seats and filled them with managers of their choosing (the "Board Expansion"). Because Extraction had the right to appoint only three of the managers of Elevation before and after Board Expansion, Extraction determined the Company had lost voting control of Elevation, and on March 16, 2020 deconsolidated Elevation and began accounting for the entity as an equity method investment. Though Extraction determined control of Elevation was lost under the voting interest model of consolidation, the Company also determined significant influence was not lost due to (1) Extraction owning 100% of the common stock, (2) Extraction appointing three of the nine managers of Elevation and (3) Extraction's continuing involvement in the day-to-day operation of Elevation through a management services agreement. Because Extraction also determined the Company is not the primary beneficiary, Elevation Midstream, LLC is not a variable interest entity.

Extraction elected the fair value option to remeasure the Elevation equity method investment and determined it had no fair value. The Company recorded a $73.1 million loss on deconsolidation of the investment in the condensed consolidated statements of operations for the three months ended March 31, 2020. Also during the three months ended March 31, 2020, Elevation determined certain gathering systems and facilities were impaired by $50.3 million as a result of the abandonment of certain projects. In accordance with Accounting Standards Codification ("ASC") Topic 323-10-35-20: Investments—equity method and joint ventures, Extraction discontinued applying the equity method investment for Elevation as the impairment charge would have reduced the investment below zero.

On May 1, 2020, Elevation's board of managers issued 1,530,000,000 common units at a price of $0.01 per unit to certain of Elevation's members other than Extraction (the "Capital Raise"). The Capital Raise caused Extraction's ownership of Elevation to be diluted to less than 0.01%. As a result of the Capital Raise, beginning in May 2020 Extraction began accounting for Elevation under the cost method of accounting. The Company reserves all rights related to actions taken by Elevation’s board of managers.

Note 2—Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company, including its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission rules and regulation for interim financial reporting. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals that are considered necessary for a fair statement of the unaudited condensed consolidated financial information, have been included. However, operating results for the period presented are not necessarily indicative of the results that may be expected for a full year. Interim condensed consolidated financial statements and the year-end balance sheets do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”).

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in its Annual Report and are supplemented by the notes to the unaudited condensed consolidated financial statements in this report.

Beginning after the Petition Date, the Company has applied ASC Topic 852 — Reorganizations in preparing the condensed consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the Chapter 11 Cases' filing date, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues and expenses incurred during the bankruptcy proceedings, including unamortized debt issuance costs associated with debt classified as liabilities subject to compromise, are recorded as reorganization items. In addition, pre-petition obligations that may be impacted by the chapter 11 process have been classified on the condensed consolidated balance sheets as liabilities subject to compromise. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See below for more information regarding reorganization items.

GAAP requires certain additional reporting for financial statements prepared between the Petition Date and the date that the Company emerges from bankruptcy, including:

•Reclassification of pre-petition liabilities that are unsecured, under-secured or where it cannot be determined that the liabilities are fully secured to a separate line item in the condensed consolidated balance sheets called liabilities subject to compromise; and

•Segregation of reorganization items as a separate line in the condensed consolidated statements of operations outside of income from continuing operations.

Debtor-In-Possession

The Debtors are currently operating as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. As a result, the Company is able to conduct normal business activities and pay all associated obligations for the period following its bankruptcy filing in the ordinary course of business and is authorized to pay and has paid certain pre-petition obligations, including, among other things, for employee wages and benefits and certain goods and services provided. During the Chapter 11 Cases, transactions outside the ordinary course of business require prior approval of the Bankruptcy Court.

Automatic Stay

Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance.

Potential Claims

The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units are required to file proofs of claim by the bar date of August 14, 2020. As of August 5, 2020, the Debtors' have received approximately 344 proofs of claim, primarily representing general unsecured claims, for an amount of approximately $77.5 million. These claims will be reconciled to amounts recorded in liabilities subject to compromise in the condensed consolidated balance sheet. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.

Financial Statement Classification of Liabilities Subject to Compromise

The accompanying condensed consolidated balance sheets as of June 30, 2020 includes amounts classified as liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the chapter 11 process and adjust amounts as necessary. Such adjustments may be material. Please refer to Note 4—Liabilities Subject to Compromise for more information.

Reorganization Items, Net

The Debtors, have incurred and will continue to incur significant costs associated with the reorganization, primarily legal and professional fees. The amount of these costs, which since the Petition Date, are being expensed as incurred, are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as reorganization items within the Company's accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020. Please refer to Note 5—Reorganization Items, Net for more information.

Revenue — Contract Balances

The Company had a certain revenue contract with an initial term beginning on November 1, 2016 and continuing until October 31, 2020 after which the contract began an automatic month-to-month renewal unless terminated by either party giving notice at least 180 days prior to the effective termination date but in no event could either party give such notice earlier than November 1, 2020. Based on the accounting treatment pursuant to ASC 606 — Revenue from Contracts with Customers, the contract term would end on April 30, 2021 because it could be terminated by either party with no penalty effective as of such date. The contract term impacted the amount of consideration that could be included in the transaction price. The Company recognizes revenue and invoices customers once its performance obligations have been satisfied. When it becomes probable that the Company will not meet its performance obligations, the transaction price allocated to the performance obligation is constrained in the amount of the estimated unmet performance obligation and recognized as a reduction to revenue in the period in which the transaction price changes. For the three and six months ended June 30, 2020, $3.9 million and $12.3 million, respectively, were recorded as a reduction in the transaction price resulting from unsatisfied performance obligations in the period. On June 12, 2020, the Company and the counterparty to the contract mutually cancelled the contract effective June 30, 2020. As a result of the contract termination, the Company incurred an early termination fee of $9.5 million recorded in accounts payable and accrued liabilities and other operating expenses, though the amount is under review and may be disputed. The remaining performance obligation of $42.3 million recorded in other non-current liabilities, $12.1 million recorded in inventory, prepaid expenses and other and $0.9 million recorded in other non-current assets, were extinguished upon termination of the contract on June 30, 2020 and written down to zero. The Company also recorded a liability of $35.7 million in accounts payable and accrued liabilities representative of cash received in excess of barrels delivered through June 30, 2020 and owed to the counterparty upon termination.

Other Operating Expenses

Other operating expenses were $13.2 million and $65.8 million for the three and six months ended June 30, 2020, respectively. There were no other operating expenses for the three and six months ended June 30, 2019. The amounts in the current year are made up of the following:

•$46.8 million loss contingency from an alleged breach in contract stemming from a purported failure to complete the pipeline extensions connecting certain wells to the Badger central gathering facility prior to April 1, 2020. Please see Note 14—Commitments and Contingencies for further details.

•$9.5 million early termination penalty for the revenue contract terminated in June 2020. Please see the section Revenue — Contract Balance immediately above for further details.

•$7.1 million charge to income for expenses related to a workforce reductions in February 2020 and May 2020.

•$2.4 million charge to income for expenses related to certain drilling rig standby charges during the second quarter of 2020.

Impairment of Oil and Gas Properties

For the three and six months ended June 30, 2020, the Company recognized $0.8 million and $1.6 million, respectively, of impairment expense on its proved oil and gas properties related to impairment of assets in its northern field. For the three and six months ended June 30, 2019, the Company recognized $3.0 million and $11.2 million, respectively, of impairment expense on its proved oil and gas properties related to impairment of assets in its northern field. The fair value did not exceed the Company's carrying amount associated with its proved oil and gas properties in its northern field. For the three and six months ended June 30, 2020 and 2019, the Company did not have any proved property impairment in its Core DJ Basin field.

Of the Company's $62.7 million in exploration and abandonment expenses for the three months ended June 30, 2020, $62.6 million was lease abandonment expense. Of the Company's $175.1 million in exploration and abandonment expenses for the six months ended June 30, 2020, $169.6 million was lease abandonment expense. Unproved oil and gas properties consist of costs to acquire unevaluated leases as well as costs to acquire unproved reserves. The Company evaluates significant unproved oil and gas properties for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage. When successful wells are drilled on undeveloped leaseholds, unproved property costs are reclassified to proved properties and depleted on a unit-of-production basis. Impairment expense and lease extension payments for unproved properties are reported in exploration and abandonment expenses in the condensed consolidated statements of operations.

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

In August 2018, the FASB issued ASU No. 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. For public entities, the guidance is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that reporting period. The Company adopted this ASU on January 1, 2020 which did not have a material impact on the consolidated financial statements and related disclosures as capitalized costs for internal-use software were not material as of June 30, 2020.

Other than as disclosed above or in the Company’s Annual Report, there are no other accounting standards applicable to the Company as of June 30, 2020 and through the date of this filing that would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures that have been issued but not yet adopted by the Company.

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

Note 4—Liabilities Subject to Compromise

The Company’s liabilities subject to compromise consisted of the following (in thousands):

June 30, 2020
Accounts payable and accrued liabilities	$126,729
Revenue payable	85,417
Production taxes payable - current	168,380
Production taxes payable - non-current	21,149
Asset retirement obligations - current	12,832
Asset retirement obligations - non-current	77,361
Accrued interest on debt subject to compromise	32,045
2024 Senior Notes due May 15, 2024	400,000
2026 Senior Notes due February 1, 2026	700,189
Deferred liability	16,528
Deferred tax liability	2,200
Rejected contracts	7,734
Other non-current liabilities	46,777
Total liabilities subject to compromise	$1,697,341

As discussed in Note 1—Business and Organization — Voluntary Reorganization under Chapter 11 of the Bankruptcy Code, since the Petition Date, the Company has been operating as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying consolidated balance sheets, the line item liabilities subject to compromise reflects the expected allowed amount of the prepetition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Determination of the value at which liabilities will ultimately be settled cannot be made until the Bankruptcy Court approves the Restructuring Plan. The Company will continue to evaluate the amount and classification of its prepetition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.

Note 5— Reorganization Items, Net

The Company’s reorganization items, net consisted of the following (in thousands):

For the Three and Six Months Ending
June 30, 2020
Professional fees	$2,350
Professional services fees	2,200
Trustee fees	115
Damages for rejected contracts	7,734
DIP Credit Facility fees	1,251
Write-off of debt issuance costs	13,269
Total reorganization items, net	$26,919

As of June 30, 2020, $9.9 million of reorganization costs, net consisting of professional fees, trustee fees and damages for rejected contracts are accrued and unpaid and are presented in either accounts payable and accrued liabilities or liabilities subject to compromise on the condensed consolidated balance sheets. The write-off of the Senior Notes' debt issuance costs are included in reorganization items, net as the Company believes the underlying debt instruments will be impacted by the Chapter 11 Cases. The write-off of the Senior Notes debt issuance costs is a non-cash reorganization item. For the three and six months ended June 30, 2020, the Company had cash charges related to reorganization items, net of $3.8 million.

Note 6—Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
DIP Credit Facility	$37,500	$—
Credit Facility due August 16, 2022 (or an earlier time as set forth in the Credit Facility)	481,935	470,000
2024 Senior Notes due May 15, 2024	400,000	400,000
2026 Senior Notes due February 1, 2026	700,189	700,189
Total principal	1,619,624	1,570,189
Unamortized debt issuance costs on Senior Notes (1)	—	(14,412)
Total debt, prior to reclassification to liabilities subject to compromise	1,619,624	1,555,777
Less amounts reclassified to liabilities subject to compromise (2)	(1,100,189)	—
Total debt not subject to compromise (3)	519,435	1,555,777
Less current portion of long-term debt (4)	(519,435)	—
Total long-term debt	$—	$1,555,777
(1) As a result of the Chapter 11 Cases and the adoption of ASC 852, the Company wrote off all unamortized debt issuance cost balances to reorganization items, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2020.
(2) Debt subject to compromise includes the principal balances of the Company’s Senior Notes, which are unsecured claims in the Chapter 11 Cases and where the payments are stayed.
(3) Debt not subject to compromise includes all borrowings outstanding under the Credit Facility and DIP Credit Facility which are fully secured claims in the Chapter 11 Cases and are expected to be unimpaired.
(4) Due to uncertainties regarding the outcome of the Chapter 11 Cases, the Company has classified the borrowings outstanding under the Credit Facility and DIP Credit Facility as current liabilities on the condensed consolidated balance sheets as of June 30, 2020.

Chapter 11 Cases and Effect of Automatic Stay

On June 14, 2020, the Company filed for relief under Chapter 11 of the Bankruptcy Code. The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Credit Agreement and the indentures governing the Company’s Senior Notes, resulting in the automatic and immediate acceleration of all of the Company’s outstanding debt under the Credit Agreement and Senior Notes. In conjunction with the filing of the Chapter 11 Cases, the Company did not make the $14.8 million interest payment on the Company’s 2024 Senior Notes (as defined below) due on May 15, 2020. Any efforts to enforce payment obligations related to the acceleration of the Company’s debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Please refer to Note 1—Business and Organization — Ability to Continue as a Going Concern for more information on the Chapter 11 Cases.

Debtor-in-Possession Financing

On June 16, 2020, in connection with the filing of the Chapter 11 Cases, the Debtors entered into a debtor-in-possession credit agreement on the terms set forth in a Superpriority Senior Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), by and among the Company, as borrower, the Company’s subsidiaries party thereto, as guarantors, the lenders party thereto (the “DIP Lenders”), and Wells Fargo Bank, National Association, as DIP agent and issuing lender, pursuant to which, having been granted the approval of the Bankruptcy Court, the DIP Lenders agree to provide the Company with a superpriority senior secured debtor-in-possession credit facility (as amended, the “DIP Credit Facility”) with loans in an aggregate principal amount not to exceed $50.0 million that, among other things, will be used to finance the ongoing general corporate needs of the Debtors during the course of the Chapter 11 Cases. In addition to the $50.0 million of incremental loans, the DIP Credit Facility contemplates $75.0 million in Credit Facility loans to be rolled over into the DIP Credit Facility, for a total facility size of $125.0 million.

The maturity date of the DIP Credit Agreement is the earliest of (i) December 14, 2020, or the date that is six (6) months after the filing of the Chapter 11 Cases; provided, that such date may be extended to March 14, 2021 with the prior written approval of certain of the DIP Lenders; (ii) the consummation of a sale of all or substantially all of the assets of the Debtors; (iii) the effective date of a plan of reorganization or liquidation in the Chapter 11 Cases; (iv) the entry of an order by the Bankruptcy Court dismissing any of the Chapter 11 Cases or converting such Chapter 11 Cases to a case under chapter 7 of title 11 of the United States Bankruptcy Code; and (v) the date of termination of the DIP Lenders’ commitments and the acceleration of any outstanding extensions of credit, in each case, under the DIP Credit Agreement and in accordance with the interim and final orders entered by the Bankruptcy Court concerning the DIP Credit Agreement. Furthermore, the DIP Credit Facility's interest rate varies similar to the Company's Credit Agreement and was a LIBOR loan with a base interest rate of 1.00% and spread of 5.75% as of June 30, 2020.

The DIP Credit Agreement contains a requirement that the Company provide, on a monthly basis, a rolling thirteen-week operating budget and cash flow forecast (the “Approved Budget”) and not vary from the Approved Budget, subject to a Permitted Variance (defined below). The Approved Budget is, subject to certain exceptions, tested on a weekly basis to measure any variance, on an aggregate basis, for all disbursements made in the prior four-week period. The disbursements actually made in such prior four week period compared to the budgeted aggregate disbursements for such four week period reflected in the most recently delivered Approved Budget may not vary by more than 10% (or a greater amount, to the extent agreed upon by the DIP Agent) (such variance, a “Permitted Variance”). As of June 30, 2020, the Company was in compliance with the covenants under the DIP Credit Facility.

The DIP Credit Agreement contains events of default customary to debtor-in-possession financings, including events related to the Chapter 11 Cases, the occurrence of which could result in the acceleration of the Debtors’ obligation to repay the outstanding indebtedness under the DIP Credit Agreement. The Debtors’ obligations under the DIP Credit Agreement will be secured by a security interest in, and lien on, substantially all present and after acquired property (whether tangible, intangible, real, personal or mixed) of the Debtors and will be guaranteed by all of the Company’s restricted subsidiaries.

On July 20, 2020, the Company, together with its subsidiaries party thereto, certain of the DIP Lenders and Wells Fargo Bank, National Association entered into an amendment to the DIP Credit Agreement (“Amendment No. 1”) to, among other things: (i) extend certain Milestones in the DIP Credit Agreement, (ii) modify the limitation on the amount of undrawn New Money Interim Loans and New Money Final Loans in any borrowing so that the amount permitted to be drawn in accordance with the Approved Budget gives effect to the Permitted Variance, (iii) provide for customary prohibitions against unreasonable withholding of approvals with respect to the Approved Budget and the Restructuring Plan on the part of the DIP Lenders and the DIP Agent, and (iv) reaffirm the Debtors’ liens, guaranties and representations and warranties under the DIP Credit Agreement.

As of June 30, 2020, the Company's DIP Credit Facility borrowings were $15.0 million and $22.5 million had been rolled over from the Credit Facility for a total outstanding balance of $37.5 million. The DIP Credit Facility is classified as a current liability on the condensed consolidated balance sheets as of June 30, 2020 as it is fully secured and expected to be unimpaired. On July 20, 2020 the Bankruptcy Court entered the final order approving the DIP Credit Agreement and associated DIP Credit Facility (the “Final DIP Order”) and $52.5 million was rolled over from the Credit Agreement into the DIP Credit Facility. As of July 20, 2020, the DIP Credit Facility had $35.0 million of undrawn availability. On July 27, 2020, the Company drew an additional $20.0 million on the DIP Credit Facility leaving $15.0 million of availability on the facility. However, this availability could be restricted by a minimum liquidity covenant of $10.0 million from unrestricted cash and DIP Credit Facility availability.

Credit Agreement

In August 2017, the Company entered into an amendment and restatement of its existing credit facility to provide aggregate commitments of $1.5 billion with a syndicate of banks, which is subject to a borrowing base (as amended, the "Credit Facility"). The Credit Facility matures on the earlier of (a) August 16, 2022, (b) April 15, 2021, if (and only if) (i) the Series A Preferred Stock have not been converted into common equity or redeemed prior to April 15, 2021 (the Company can redeem the Series A Preferred Stock at any time), and (ii) prior to April 15, 2021, the maturity date of the Series A Preferred Stock has not been extended to a date that is no earlier than six months after August 16, 2022 or (c) the earlier termination in whole of the commitments under the Credit Facility. No principal payments are generally required until the Credit Facility matures or in the event that the borrowing base falls below the outstanding balance.

The amount available to be borrowed under the Company’s Credit Facility is subject to a borrowing base that is redetermined semiannually on each May 1 and November 1, and will depend on the volumes of the Company’s proved oil and gas reserves, commodity prices, estimated cash flows from these reserves and other information deemed relevant by the administrative agent under the Company’s Credit Facility. Additionally, the undrawn balance may be constrained by the Company's quantitative covenants under the Credit Facility, including the current ratio and ratio of consolidated debt less cash balances to its consolidated EBITDAX, at the next required quarterly compliance date.

On April 27, 2020, the lenders under the Credit Facility provided notice to the Company that they had completed the redetermination scheduled to occur on May 1, 2020, and via this redetermination, the borrowing base had been reduced from $950.0 million to $650.0 million. Following this redetermination, the Company had outstanding borrowings of $600.5 million and had standby letters of credit of $49.5 million, which reduce the availability of the undrawn borrowing base.

The commencement of the Chapter 11 Cases constituted a termination event with respect to the Company’s derivative instruments, which permits the counterparties to such derivative instruments to terminate their outstanding hedges. Such termination events are not stayed under the Bankruptcy Code. During June 2020, certain of the lenders under the Credit Agreement elected to terminate their International Swaps and Derivatives Association master agreements and outstanding hedges with the Company for aggregate settlement proceeds of $96.1 million. The proceeds from these terminations were applied to the outstanding borrowings under the Credit Facility.

As is described in the Debtor-in-Possession Financing section above, $22.5 million rolled from the Credit Facility to the DIP Credit Facility on June 16, 2020 and an additional $52.5 million rolled on July 20, 2020 upon court approval of the Final DIP Order. As of June 30, 2020, the Credit Facility had a drawn balance of $481.9 million classified as a current liability on the condensed consolidated balance sheet. As of the date of this filing, the available balance under the Credit Facility was zero.

Principal amounts borrowed on the Credit Facility will be payable on the maturity date. The Company can repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs. Prior to the filing of the Chapter 11 Cases, amounts repaid under the Credit Facility could be re-borrowed from time to time, subject to the terms of the facility.

Interest on the Credit Facility is payable at one of the following two variable rates as selected by the Company: a base rate based on the Prime Rate or the Eurodollar rate, based on LIBOR. Either rate is adjusted upward by an applicable margin, based on the utilization percentage of the facility as outlined in the pricing grid below. Additionally, the Credit Facility provides for a commitment fee of 0.375% to 0.50%, depending on borrowing base usage. Due to the bankruptcy filing on June 14, 2020, a default penalty of an additional 2.00% went into effect and increased the Credit Agreement interest rates above those interest rates shown in the grid below. The grid below shows the Base Rate Margin and Eurodollar Margin depending on the applicable Borrowing Base Utilization Percentage (as defined in the Credit Agreement) as of the date of this filing:

Borrowing Base Utilization Grid

					Eurodollar	Base Rate	Commitment
Borrowing Base Utilization Percentage	Utilization				Margin	Margin	Fee Rate
Level 1	<25%				1.50%	0.50%	0.38%
Level 2	≥	25%	<	50%	1.75%	0.75%	0.38%
Level 3	≥	50%	<	75%	2.00%	1.00%	0.50%
Level 4	≥	75%	<	90%	2.25%	1.25%	0.50%
Level 5	≥90%				2.50%	1.50%	0.50%

The Credit Agreement contains representations, warranties, covenants, conditions and defaults customary for transactions of this type, including but not limited to: (i) limitations on liens and incurrence of debt covenants; (ii) limitations on dividends, distributions, redemptions and restricted payments covenants; (iii) limitations on investments, loans and advances covenants; and (iv) limitations on the sale of property, mergers, consolidations and other similar transactions covenants. Additionally, the Credit Agreement limits the Company entering into hedges in excess of 85% of its anticipated production volumes.

The Credit Agreement also contains financial covenants requiring the Company to comply on the last day of each quarter with a current ratio of its restricted subsidiaries’ current assets (includes availability under the revolving Credit Facility and unrestricted cash and excludes derivative assets) to its restricted subsidiaries’ current liabilities (excludes obligations under the revolving Credit Facility, senior notes and certain derivative liabilities), of not less than 1.0 to 1.0 and to maintain, on the last day of each quarter, a ratio of its restricted subsidiaries’ debt less cash balances to its restricted subsidiaries EBITDAX (EBITDAX is defined as net income adjusted for interest expense, income tax expense/benefit, DD&A, exploration and abandonment expenses as well as certain non-recurring cash and non-cash charges and income (such as stock-based compensation expense, unrealized gains/losses on commodity derivatives and impairment of long-lived assets and goodwill), subject to pro forma adjustments for non-ordinary course acquisitions and divestitures) for the four fiscal quarter periods most recently ended, of not greater than 4.0 to 1.0 as of the last day of such fiscal quarter.

The acceleration of the obligations under the Credit Agreement as of June 14, 2020 resulted in a cross-default and acceleration of the maturity of the Company’s other outstanding long-term debt. The Credit Facility is classified as a current liability on the condensed consolidated balance sheets as of June 30, 2020 as it is fully secured and expected to be unimpaired.

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

The Company's 2024 Senior Notes are its senior unsecured obligations and rank equally in right of payment with all of its other senior indebtedness and senior to any of its subordinated indebtedness. The Company's 2024 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of the Company's current subsidiaries and by certain future restricted subsidiaries that guarantees its indebtedness under a Credit Facility (the "2024 Senior Notes Guarantors"). The 2024 Senior Notes are effectively subordinated to all of the Company's secured indebtedness (including all borrowings and other obligations under its Credit Facility) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities (including trade payables) of any of its future subsidiaries that do not guarantee the 2024 Senior Notes.

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

The filing of the Chapter 11 Cases resulted in an event of default under and acceleration of the maturity of the Company’s 2024 Senior Notes.

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

The Company's 2026 Senior Notes are the Company's senior unsecured obligations and rank equally in right of payment with all of the Company's other senior indebtedness and senior to any of the Company's subordinated indebtedness. The Company's 2026 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of the Company's current subsidiaries and by certain future restricted subsidiaries that guarantee the Company's indebtedness under a Credit Facility (the "2026 Senior Notes Guarantors"). The 2026 Senior Notes are effectively subordinated to all of the Company's secured indebtedness (including all borrowings and other obligations under its Credit Facility) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities (including trade payables) of certain of the Company's future restricted subsidiaries that do not guarantee the 2026 Senior Notes.

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

The filing of the Chapter 11 Cases resulted in an event of default under and acceleration of the maturity of the Company’s 2026 Senior Notes.

Debt Issuance Costs

Debt issuance costs include origination, legal and other fees incurred in connection with the Company’s Credit Facility and Senior Notes. As of June 30, 2020, the Company had debt issuance costs, net of accumulated amortization, of $0.9 million related to its Credit Facility which has been reflected on the Company's condensed consolidated balance sheets within the line item other non-current assets. As a result of the bankruptcy, the Company wrote-off $13.3 million in unamortized debt issuance costs on the 2024 and 2026 Senior Notes to reorganization items, net in the condensed consolidated statements of operations. For the three months ended June 30, 2020 and 2019, the Company recorded amortization expense related to the debt issuance costs of $1.9 million and $1.3 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded amortization expense related to the debt issuance costs of $3.2 million and $2.8 million, respectively.

Interest Incurred on Long-Term Debt

For the three and six months ended June 30, 2020, the Company incurred interest expense on long-term debt of $20.2 million and $42.5 million, respectively, as compared to $22.2 million and $43.0 million, respectively, for the three and six months ended June 30, 2019. Absent the automatic stay, interest expense for the three and six months ended June 30, 2020 would have been $23.2 million and $44.5 million, respectively. For the three and six months ended June 30, 2020, the Company capitalized interest expense on long term debt of $1.9 million and $4.0 million, respectively, as compared to $1.8 million and $3.8 million, respectively, for the three and six months ended June 30, 2019, which has been reflected in the Company’s consolidated financial statements.

Senior Note Repurchase Program

On January 4, 2019, the Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s Senior Notes (the “Senior Notes Repurchase Program”). The Company’s Senior Notes Repurchase Program is subject to restrictions under the Credit Facility and does not obligate it to acquire any specific nominal amount of Senior Notes. For the three and six months ended June 30, 2020, the Company did not repurchase any Senior Notes. As a result of the Chapter 11 Cases, the authorization to repurchase Senior Notes is no longer applicable. For the three and six months ended June 30, 2019, the Company repurchased 2026 Senior Notes with a nominal value of $14.0 million and $49.8 million, respectively, for $10.9 million and $39.3 million, respectively, in connection with the Senior Notes Repurchase Program. Interest expense for the three and six months ended June 30, 2019 included $3.1 million and $10.5 million of gain on debt repurchase, respectively, related to the Company's Senior Notes Repurchase Program.

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

The Company combines swaps, purchased put options, purchased call options, sold put options and sold call options in order to achieve various hedging strategies. Some examples of the Company’s hedging strategies are collars which include purchased put options and sold call options, three-way collars which include purchased put options, sold put options and sold call options, and enhanced swaps, which include either sold put options or sold call options with the associated premiums rolled into an enhanced fixed price swap. The Company has historically relied on commodity derivative contracts to mitigate its exposure to lower commodity prices.

The objective of the Company’s use of commodity derivative instruments is to achieve more predictable cash flows in an environment of volatile oil and natural gas prices and to manage its exposure to commodity price risk. While the use of these commodity derivative instruments limits the downside risk of adverse price movements, such use may also limit the Company’s ability to benefit from favorable price movements. The Company may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company’s existing positions. The Company does not enter into derivative contracts for speculative purposes.

To reduce the impact of fluctuations in oil and natural gas prices on the Company's revenues, the Company has periodically entered into commodity derivative contracts with respect to certain of its oil and natural gas production through various transactions that limit the downside of future prices received. The Company plans to continue its practice of entering into such transactions to reduce the impact of commodity price volatility on its cash flow from operations. Future transactions may include price swaps whereby the Company will receive a fixed price for its production and pay a variable market price to the contract counterparty. Additionally, the Company may enter into collars, whereby it receives the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage the Company's exposure to oil and natural gas price fluctuations.

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company’s derivative contracts are currently with one counterparty, who is a lender under the Credit Agreement and the DIP Credit Facility. The Company has netting arrangements with the counterparty that provide for the offset of payables against receivables from separate derivative arrangements with the counterparties in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. There is no credit risk related contingent features or circumstances in which the features could be triggered in derivative instruments that are in a net liability position at the end of the reporting period.

Effect of Chapter 11 Cases

The commencement of the Chapter 11 Cases constituted a termination event with respect to the Company’s derivative instruments, which permits the counterparties to such derivative instruments to terminate their outstanding hedges. Such termination events are not stayed under the Bankruptcy Code. During June 2020, certain of the lenders under the Credit Agreement elected to terminate their International Swaps and Derivatives Association master agreements and outstanding hedges with the Company for aggregate settlement proceeds of $96.1 million. The proceeds from these terminations were applied to the outstanding borrowings under the Credit Facility. After the June 2020 terminations, the remaining active contracts consisted of the items shown in the table immediately below.

The Company’s open commodity derivative contracts by quarter as of June 30, 2020 are summarized below:

	9/30/2020	12/31/2020	3/31/2021	6/30/2021
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	1,400,000	1,350,000	750,000	450,000
Weighted average fixed price ($/Bbl)	$50.10	$50.10	$60.07	$60.07
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	—	—	150,000	150,000
Weighted average purchased put price ($/Bbl)	$—	$—	$55.04	$55.04
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	—	—	150,000	150,000
Weighted average sold call price ($/Bbl)	$—	$—	$65.00	$65.00
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	—	—	900,000	600,000
Weighted average sold put price ($/Bbl)	$—	$—	$43.92	$43.88
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	2,400,000	2,400,000	—	—
Weighted average fixed price ($/MMBtu)	$2.76	$2.76	$—	$—
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	1,200,000	1,200,000	—	—
Weighted average fixed basis price ($/MMBtu)	$(0.60)	$(0.60)	$—	$—

The following tables detail the fair value of the Company’s derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for the presentation in the condensed consolidated balance sheets (in thousands):

	As of June 30, 2020
Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offsets in the Balance Sheet(1)	Net Amounts of Assets and Liabilities Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet(2)	Net Amounts(3)
Current assets	$61,226	$(5,559)	$55,667	$—	$55,667
Non-current assets	—	—	—	—	—
Current liabilities	(5,559)	5,559	—	—	—
Non-current liabilities	—	—	—	—	—

	As of December 31, 2019
Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offsets in the Balance Sheet(1)	Net Amounts of Assets and Liabilities Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet(2)	Net Amounts(3)
Current assets	$48,605	$(31,051)	$17,554	$—	$30,783
Non-current assets	38,034	(24,805)	13,229	—	—
Current liabilities	(33,049)	31,051	(1,998)	—	(2,106)
Non-current liabilities	(24,913)	24,805	(108)	—	—

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

The table below sets forth the commodity derivatives gain (loss) for the three and six months ended June 30, 2020 and 2019 (in thousands). Commodity derivatives gain (loss) are included under the other income (expense) line item in the condensed consolidated statements of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Commodity derivatives gain (loss)	$(69,301)	$73,519	$193,714	$(48,572)

Note 8—Asset Retirement Obligations

The Company follows accounting for asset retirement obligations in accordance with ASC 410 — Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The Company’s asset retirement obligations primarily represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing and shut-in wells at the end of their productive lives in accordance with applicable local, state and federal laws, and applicable lease terms. The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The significant inputs used to calculate such liabilities include estimates of costs to be incurred, the Company’s credit adjusted discount rates, inflation rates and estimated dates of abandonment. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement costs are depleted with proved oil and gas properties using the unit of production method. Asset retirement obligations are currently presented in liabilities subject to compromise on the condensed consolidated balance sheets.

The following table summarizes the activities of the Company’s asset retirement obligations for the period indicated (in thousands):

For the Six Months Ended June 30, 2020
Balance beginning of period	$95,908
Liabilities incurred or acquired	197
Liabilities settled	(16,398)
Revisions in estimated cash flows	7,011
Accretion expense	3,475
Balance end of period	$90,193

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at June 30, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative assets	$—	$55,667	$—	$55,667
Financial Liabilities:
Commodity derivative liabilities	$—	$—	$—	$—

	Fair Value Measurement at December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative assets	$—	$30,783	$—	$30,783
Financial Liabilities:
Commodity derivative liabilities	$—	$2,106	$—	$2,106

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (discussed above) and long-term debt. As of June 30, 2020, the Senior Notes were reclassified to liabilities subject to compromise. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities. The carrying amounts of the Company’s Credit Facility and DIP Credit Facility approximated fair value as it bears interest at variable rates over the term of the loan. The fair values of the 2024 Senior Notes and 2026 Senior Notes were derived from available market data. As such, the Company has classified the 2024 Senior Notes and 2026 Senior Notes as Level 2. Please refer to Note 6—Long-Term Debt for further information. The Company’s policy is to recognize transfers between levels at the end of the period. This disclosure (in thousands) does not impact the Company's financial position, results of operations or cash flows.

	At June 30, 2020		At December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Facility	$481,935	$481,935	$470,000	$470,000
DIP Credit Facility	$37,500	$37,500	$—	$—
2024 Senior Notes(1)	$400,000	$77,404	$394,824	$250,000
2026 Senior Notes(2)	$700,189	$140,038	$690,953	$420,113

(1)The carrying amount of the 2024 Senior Notes includes no unamortized debt issuance costs as of June 30, 2020 and $5.2 million as of December 31, 2019.
(2)The carrying amount of the 2026 Senior Notes includes no unamortized debt issuance costs as of June 30, 2020 and $9.2 million as of December 31, 2019.

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

The Company utilizes fair value on a non-recurring basis to review its proved oil and gas properties for potential impairment when events and circumstances indicate, and at least annually, a possible decline in the recoverability of the carrying value of such property. The Company uses an income approach analysis based on the net discounted future cash flows of producing property. The future cash flows are based on management’s estimates for the future. Unobservable inputs include estimates of oil and gas production, as the case may be, from the Company’s reserve reports, commodity prices based on the sales contract terms and forward price curves, operating and development costs and a discount rate based on a market-based weighted average cost of capital (all of which are Level 3 inputs within the fair value hierarchy). For the three and six months ended June 30, 2020, the Company recognized $0.8 million and $1.6 million, respectively, in impairment expense on its proved oil and gas properties related to impairment of assets in its northern field. For the three and six months ended June 30, 2019, the Company recognized $3.0 million and $11.2 million, respectively, in impairment expense on its proved oil and gas properties related to impairment of assets in its northern field.

Note 10—Income Taxes

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

The effective combined U.S. federal and state income tax rate for the six months ended June 30, 2020 and 2019 was (0.8)% and 21.6%, respectively. The effective rate for the six months ended June 30, 2020 and 2019 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income due to (i) the effect of a full valuation allowance in effect at June 30, 2020 and (ii) the effects of state taxes, permanent taxable differences, and income attributable to non-controlling interest for the six months ended June 30, 2019. Before accounting for a naked credit deferred tax liability, net tax expense for the three months ended June 30, 2020 was reduced to zero due to the valuation allowance. The naked credit deferred tax liability results in tax expense of $2.2 million for the six months ended June 30, 2020.

The Company considers whether some portion, or all, of the deferred tax assets (“DTAs”) will be realized based on a more likely than not standard of judgment. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2019, the Company had a valuation allowance totaling $246.1 million against its DTAs resulting from prior year cumulative financial losses, oil and gas impairments, and significant net operating losses for U.S. federal and state income tax. The Company assesses the appropriateness of its valuation allowance on a quarterly basis. As of June 30, 2020, there was no change in the Company’s assessment of the realizability of its DTAs, except for a naked credit deferred tax liability.

On July 13, 2020 the Bankruptcy Court entered a final order approving certain procedures (including notice requirements) that certain shareholders and potential shareholders must comply with regarding transfers of, or declarations of worthlessness with respect to, the Company’s common stock and preferred stock, as well as certain obligations with respect to notifying the Company with respect to current share ownership, each of which are intended to preserve the Company’s ability to use its net operating losses to offset possible future U.S. taxable income by reducing the likelihood of an ownership change under Section 382 of the Code during the pendency of the Chapter 11 Cases.

Note 11—Stock-Based Compensation

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

The Company recorded $1.7 million and $2.5 million of stock-based compensation costs related to RSUs for the three and six months ended June 30, 2020, respectively, as compared to $7.1 million and $14.0 million for the three and six months ended June 30, 2019, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of June 30, 2020, there was $5.5 million of total unrecognized compensation cost related to the unvested RSUs granted to certain directors, officers and employees that is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes the RSU activity from January 1, 2020 through June 30, 2020 and provides information for RSUs outstanding at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2020	2,635,765	$8.32
Granted	1,409,765	$0.75
Forfeited	(1,790,568)	$2.84
Vested	(966,918)	$9.17
Non-vested RSUs at June 30, 2020	1,288,044	$7.02

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

The Company recorded $0.8 million and $0.1 million of stock-based compensation costs related to PSAs for the three and six months ended June 30, 2020, respectively, as compared to $4.6 million and $6.1 million of stock-based compensation costs related to PSAs for the three and six months ended June 30, 2019, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of June 30, 2020, there was $2.6 million of total unrecognized compensation cost related to the unvested PSAs granted to certain executives that is expected to be recognized over a weighted average period of 0.8 years.

The following table summarizes the PSA activity from January 1, 2020 through June 30, 2020 and provides information for PSAs outstanding at the dates indicated.

	Number of Shares (1)	Weighted Average Grant Date Fair Value
Non-vested PSAs at January 1, 2020	2,863,190	$7.72
Granted	5,952,700	$0.29
Forfeited(2)	(5,881,200)	$(0.29)
Vested	—	$—
Non-vested PSAs at June 30, 2020	2,934,690	$7.53

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
(2)The Company approved retention agreements on June 12, 2020 with certain executives and senior managers. These retention agreements, are subject to repayment upon a resignation without “good reason” or termination of employment for “cause” before specified dates and events. As a condition to participating in the revised compensation program, the equity compensation awards granted in 2020 were cancelled.

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

The Company recorded no stock-based compensation costs related to stock options for the three and six months ended June 30, 2020, as compared to $3.7 million and $7.5 million for the three and six months ended June 30, 2019, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of June 30, 2020, there are no remaining unrecognized compensation costs related to the stock options granted to certain executives.

There was no stock option activity from January 1, 2020 through June 30, 2020. However, as of June 30, 2020, there was approximately 5.2 million outstanding and exercisable stock options with a weighted-average exercise price of $18.50.

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

The Company recorded no stock-based compensation costs related to Incentive RSUs for the three and six months ended June 30, 2020. The Company recorded no stock-based compensation costs related to Incentive RSUs for the three months ended June 30, 2019. The Company recorded $0.8 million of stock-based compensation costs related to Incentive RSUs for the six months ended June 30, 2019. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of June 30, 2020, there are no remaining unrecognized compensation costs related to the Incentive RSUs granted to certain employees.

Note 12—Equity

Series A Preferred Stock

The holders of our Series A Preferred Stock (the "Series A Preferred Holders") are entitled to receive a cash dividend of 5.875% per year, payable quarterly in arrears, and the Company has the ability to pay such quarterly dividends in kind at a dividend rate of 10% per year (decreased proportionately to the extent such quarterly dividends are partially paid in cash). The Company has paid the quarterly dividends in kind from the fourth quarter of 2019 until the filing of the Chapter 11 Cases. Because certain provisions within the RSA and the DIP Credit Agreement restrict the Company's ability to declare a dividend, the Company has not made any dividend payments on the Series A Preferred Stock since the commencement of the Chapter 11 Cases. The Series A Preferred Stock is convertible into shares of our common stock at the election of the Series A Preferred Holders at a conversion ratio per share of Series A Preferred Stock of 61.9195. Until the three-year anniversary of the closing of the IPO, the Company could elect to convert the Series A Preferred Stock at a conversion ratio per share of Series A Preferred Stock of 61.9195, but only if the closing price of our common stock had traded at or above a certain premium to our initial offering price, such premium to decrease with time. On October 15, 2019, the three year anniversary had passed for the Series A Preferred Stock to convert into our common stock. Prior to the commencement of the Chapter 11 Cases, the Company could have redeemed the Series A Preferred Stock for the liquidation preference, which was $198.7 million on June 14, 2020. In certain situations, including a change of control, the Series A Preferred Stock may be redeemed for cash in an amount equal to the greater of (i) 135% of the liquidation preference of the Series A Preferred Stock and (ii) a 17.5% annualized internal rate of return on the liquidation preference of the Series A Preferred Stock. The Series A Preferred Stock matures on October 15, 2021, at which time they are mandatorily redeemable for cash at the liquidation preference to the extent there are legally available funds to do so. For more information, see the Company’s Annual Report.

Elevation Common Units

On May 1, 2020, Elevation's board of managers issued 1,530,000,000 common units at a price of $0.01 per unit to certain of Elevation's members other than Extraction through the Capital Raise. The Capital Raise caused Extraction's ownership of Elevation to be diluted to less than 0.01%. As a result of the Capital Raise, beginning in May 2020 Extraction began accounting for Elevation under the cost method of accounting. The Company reserves all rights related to actions taken by Elevation’s board of managers.

Elevation Preferred Units

In July 2018 and July 2019, respectively, Elevation sold 150,000 and 100,000 of Elevation Preferred Units at a price of $990 per unit to a third party (the "Purchaser"). The aggregate liquidation preference when the units were sold was $150.0 million and $100.0 million, respectively. These Preferred Units represent the noncontrolling interest presented on the condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of changes in stockholders' equity and noncontrolling interest for periods ended on or prior to December 31, 2019. As part of the July 2018 transaction, the Company committed to Elevation that it would drill at least 425 qualifying wells in the acreage dedicated to Elevation by December 31, 2023, subject to reductions if Elevation does not invest the full amount of capital as initially anticipated. Pursuant to the Fourth Amendment to the Elevation Gathering Agreements between Elevation and Extraction, this drilling commitment would be eliminated, if and only if all Elevation Preferred Units have been redeemed in full or are otherwise no longer outstanding. Please see Note 14—Commitments and Contingencies — Elevation Gathering Agreements for further details.

Upon deconsolidation of Elevation Midstream, LLC as discussed in Note 1—Business and Organization -Deconsolidation of Elevation Midstream, LLC, the $270.5 million Elevation preferred unit balance in the noncontrolling interest line item of the condensed consolidated balance sheets as of March 31, 2020 was removed. The amount comprises the line item effects of deconsolidation of Elevation Midstream, LLC on the condensed consolidated statements of changes in stockholders' equity and noncontrolling interest as of March 31, 2020.

During the twenty-eight months following the July 3, 2018 Preferred Unit closing date, Elevation is required to pay the Purchaser a quarterly commitment fee payable in cash or in kind of 1.0% per annum on any undrawn amounts of such additional $250.0 million commitment. For the three months ended June 30, 2020, due to the deconsolidation of Elevation during the first quarter of 2020, the Company's condensed consolidated statements excluded all commitment fees paid-in-kind from the Preferred Unit commitment fees and dividends paid-in-kind line item in the condensed consolidated statements of changes in stockholders' equity and noncontrolling interest. For the three months ended June 30, 2019, Elevation recognized $0.9 million of commitment fees paid-in-kind. For the six months ended June 30, 2020 and 2019, respectively, Elevation recognized $0.6 million and $1.8 million of commitment fees paid-in-kind.

The Elevation Preferred Units entitle the Purchaser to receive quarterly dividends at a rate of 8.0% per annum. In respect of quarters ending prior to and including June 30, 2020, the Dividend is payable in cash or in kind at the election of Elevation. After June 30, 2020, the Dividend is payable solely in cash. For the three months ended June 30, 2020, due to the deconsolidation of Elevation during the first quarter of 2020, the Company's condensed consolidated statements excluded all dividends paid-in-kind from the Preferred Unit commitment fees and dividends paid-in-kind line item in the condensed consolidated statements of changes in stockholders' equity and noncontrolling interest. For the three months ended June 30, 2019, Elevation recognized $3.2 million of dividends paid-in-kind. For the six months ended June 30, 2020 and 2019, respectively, Elevation recognized $5.5 million and $6.3 million of dividends paid-in-kind.

Note 13—Earnings (Loss) Per Share

Basic earnings per share (“EPS”) includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.

The Company uses the “if-converted” method to determine potential dilutive effects of the Company’s outstanding Series A Preferred Stock and the treasury method to determine the potential dilutive effects of outstanding restricted stock awards and stock options. The basic weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding for the three and six months ended June 30, 2020 and 2019.

The components of basic and diluted EPS were as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Basic and Diluted Income (Loss) Per Share
Net income (loss)	$(291,934)	$43,444	$(282,897)	$(50,588)
Less: Noncontrolling interest	—	(4,097)	(6,160)	(8,072)
Less: Adjustment to reflect Series A Preferred Stock dividends	(4,001)	(2,722)	(8,749)	(5,443)
Less: Adjustment to reflect accretion of Series A Preferred Stock discount	(1,817)	(1,637)	(3,587)	(3,233)
Adjusted net income (loss) available to common shareholders, basic and diluted	$(297,752)	$34,988	$(301,393)	$(67,336)
Denominator:
Weighted average common shares outstanding, basic and diluted (1) (2)	138,163	159,410	137,945	165,025
Loss Per Common Share
Basic and diluted	$(2.16)	$0.22	$(2.18)	$(0.41)

(1)For the three and six months ended June 30, 2020, 6,532,472 potentially dilutive shares, including restricted stock awards and stock options outstanding, were not included in the calculation above, as they had an anti-dilutive effect on EPS. Additionally, 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded, as they would have had an anti-dilutive effect on EPS.
(2)For the three and six months ended June 30, 2019, 9,547,925 potentially dilutive shares, including restricted stock awards and stock options outstanding, were not included in the calculation above, as they had an anti-dilutive effect on EPS. Additionally, 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded, as they would have had an anti-dilutive effect on EPS.

Note 14—Commitments and Contingencies

Chapter 11 Cases

On June 14, 2020, the Company filed the Chapter 11 Cases seeking relief under the Bankruptcy Code. The Company continues to operate its business and manage its properties in the ordinary course of business pursuant to the applicable provisions of the Bankruptcy Code. In addition, commencement of the Chapter 11 Cases automatically stayed all of the proceedings and actions against the Company (other than regulatory enforcement matters), including those noted below. Please refer to Note 1—Business and Organization for more information on the Chapter 11 Cases.

General

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not meet such commitments, the acreage positions or wells may be lost, or the Company may be required to pay damages if certain performance conditions are not met.

Leases

The Company has entered into operating leases for certain office facilities, compressors and office equipment. In connection with the Chapter 11 Cases, the Company filed a motion to reject its drilling rig contracts effective June 14, 2020. For one of the contracts, the rejection resulted in the removal of the lease liability and net right-of-use asset in the amount of $6.9 million from the condensed consolidated balance sheets. Maturities of operating lease liabilities associated with right-of-use assets and including imputed interest were as follows (in thousands):

	As of June 30, 2020		As of December 31, 2019
2020 - remaining	3,635	2020	19,040
2021	3,576	2021	5,247
2022	2,211	2022	2,211
2023	2,246	2023	2,246
2024	2,301	2024	2,301
Thereafter	8,273	Thereafter	8,273
Total lease payments	22,242	Total lease payments	39,318
Less imputed interest (1)	(3,191)	Less imputed interest (1)	(4,735)
Present value of lease liabilities (2)	$19,051	Present value of lease liabilities (2)	$34,583

(1) Calculated using the estimated interest rate for each lease.
(2) Of the total present value of lease liabilities as of June 30, 2020 and December 31, 2019, $5.3 million and $17.4 thousand, respectively, were recorded in accounts payable and accrued liabilities and $13.7 million and $17.2 thousand, respectively, were recorded in other non-current liabilities on the condensed consolidated balance sheets.

Drilling Rigs

As of June 30, 2020, the Company was subject to commitments on one drilling rig contracted through April 2021. These costs are capitalized within proved oil and gas properties on the condensed consolidated balance sheets and are included as short-term lease costs. As part of Chapter 11, the Company filed a motion to reject its drilling rig contract. As such, the Company recorded $6.7 million in liabilities subject to compromise on the condensed consolidated balance sheets as of June 30, 2020 and in reorganization items, net on the condensed consolidated statements of operations.

Delivery Commitments

As part of the Chapter 11 Cases, the Company is currently in the process of renegotiating certain contracts terms which include minimum volume commitments. If mutual terms cannot be reached, the Company under Chapter 11 may file a motion to reject the contract.

The Company’s oil marketer was subject to a firm transportation agreement that commenced in November 2016 and had a ten-year term with a monthly minimum delivery commitment of 45,000 Bbl/d in year one, 55,800 Bbl/d in year two, 61,800 Bbl/d in years three through seven and 58,000 Bbl/d in years eight through ten. In May 2017, the Company amended its agreement with its oil marketer that requires it to sell all of its crude oil from an area of mutual interest in exchange for a make-whole provision that allowed the Company to satisfy any minimum volume commitment deficiencies incurred by its oil marketer with future barrels of crude oil in excess of their minimum volume commitment during the contract term. In May 2019, the Company extended the term of this agreement through October 31, 2020 subject to an evergreen provision thereafter where either party can provide a six month notice of termination beginning November 1, 2020. Due to the contract termination date, the amount of consideration recognized in revenue is reduced. Please see Note 2—Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements — Revenue — Contract Balances. On June 12, 2020, the Company and the contract counterparty mutually terminated its contract with the Company's oil marketer effective June 30, 2020. The Company had received $35.7 million in cash in excess of barrels delivered through June 30, 2020. As such, this amount became due and was reclassified to current liabilities within accounts payable and accrued liabilities in the Company's condensed consolidated balance sheets. The Company has posted a letter of credit for this agreement in the amount of $40.0 million. On August 6, 2020, the counterparty drew $23.2 million on the letter of credit.

After cancellation of the aforementioned contract, the Company now has a long-term crude oil delivery commitment agreement that will commence on July 1, 2020. As of June 30, 2020, the Company's long-term crude oil delivery commitment has a monthly minimum delivery commitment of 61,800 Bbl/d through October 2023 and reduced to 58,000 Bbl/d through October 2026. The Company is required to pay a shortfall fee for any volume deficiencies under these commitments. The aggregate remaining amount of estimated payments under these agreements is approximately $631.8 million.

The Company has two long-term crude oil gathering commitments with an unconsolidated subsidiary, in which the Company had a minority ownership interest. Please see Note 1—Business and Organization for information related to the deconsolidation of Elevation Midstream, LLC. The first agreement commenced in November 2016 and has a term of ten years with a minimum volume commitment of an average of 9,167 Bbl/d in year one, 17,967 Bbl/d in year two, 18,800 Bbl/d for years three through five and 10,000 Bbl/d for years six through ten. The Company may be required to pay a shortfall fee for any volume deficiencies under this commitment. The second agreement commenced in July 2019 and has a term of ten years for an average of 3,200 Bbl/d in year one, 8,000 Bbl/d in year two, 14,000 Bbl/d in year three, 16,000 Bbl/d in years four through eight, 12,000 Bbl/d in year nine and 10,000 Bbl/d in year ten. The Company may be required to pay a shortfall fee for any volume deficiencies under this commitment. The aggregate remaining amount of estimated payments under these agreements is approximately $114.9 million.

In February 2019, the Company entered into two long-term gas gathering and processing agreements with third-party midstream providers. One of the agreements additionally includes a long-term NGL sales commitment for take-in-kind NGLs from other processing agreements. The first agreement commenced in November 2019 and has a term of twenty years with a minimum volume commitment of 251 Bcf to be delivered within the first seven years. The annual commitments over seven years are to be delivered on an average 85,000 Mcf/d in year one, 125,000 Mcf/d in year two, 140,000 Mcf/d in year three, 118,000 Mcf/d in year four, 98,000 Mcf/d in year five, 70,000 Mcf/d in year six and 52,000 Mcf/d in year seven. The aggregate remaining amount of estimated payments under this agreement is approximately $290.1 million. The second agreement commenced on January 2020 and has a term of ten years with an annual minimum volume commitment of 13.0 Bcf in years one through ten. The second agreement also includes a commitment to sell take-in-kind NGLs of 4,000 Bbl/d in year one and 7,500 Bbl/d in years two through seven with the ability to roll up to a 10% shortfall in a given month to the subsequent month.

The summary of these minimum volume commitments as of June 30, 2020, was as follows:

	Oil (MBbl)	Gas (MMcf)	Total (MBOE)
2020 - remaining	4,490	18,080	7,503
2021	9,797	46,540	17,554
2022	8,944	49,758	17,237
2023	9,490	41,850	16,465
2024	9,516	34,160	15,209
Thereafter	29,860	40,260	36,570
Total	72,097	230,648	110,538

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

In July 2019, the Company entered into three long-term contracts to supply 125,000 dekatherms of residue gas per day for five years to a transportation company. While our production is expected to satisfy these contracts, the aggregate remaining amount of estimated commitment assuming no production is $29.3 million. The Company has posted a letter of credit for this agreement in the amount of $8.7 million.

The Company is considering rejecting certain minimum volume commitments as part of the Chapter 11 Cases. The aggregate remaining amount of estimated remaining payments under these agreements is $1,066.1 million.

Elevation Gathering Agreements

In July 2018, the Company entered into three long-term gathering agreements (the "Elevation Gathering Agreements") for gas, crude oil and produced water with Elevation. Under the agreements, the Company agreed to drill 100 wells in Broomfield and 325 wells in Hawkeye by December 31, 2023 if both facilities are to be built, subject to adjustments if less capital is spent. Elevation has alleged that if the Company fails to complete the wells by the applicable commitment deadline, then it would be in breach of the agreement and Elevation could attempt to assert damages against Extraction and its affiliates. During the first quarter of 2020, Elevation postponed indefinitely further development of gathering systems and facilities that were to be constructed to service the Company's acreage in Hawkeye and another project in the Southwest Wattenberg area. Due to the decision to not complete the Hawkeye facilities and based on the amount of capital invested, Elevation has asserted that the drilling commitment now consists of 297 wells in the Broomfield area of operations with a deadline of December 31, 2022.

In April 2019, the Elevation Gathering Agreements were amended to provide for, among other amendments, the inclusion of additional gathering facilities in Elevation’s Badger facility. Pursuant to this amendment, Elevation has asserted that the additional gathering facilities were required to be completed by April 1, 2020 or, within 30 days of such date, Elevation could assert that Extraction must make a payment to Elevation in the amount of 135% of all costs incurred by Elevation as of such date for the development and construction of such additional gathering facilities. As of June 30, 2020, the costs incurred by Elevation for these additional gathering facilities totaled $34.7 million. The Company did not complete these additional gathering facilities by April 1, 2020, and Elevation has alleged that Extraction is in breach of the Elevation Gathering Agreements. On April 2, 2020, Elevation demanded payment of $46.8 million due to an alleged breach in contract stemming from a purported failure to complete the pipeline extensions connecting certain wells to the Badger central gathering facility prior to April 1, 2020. While the Company disputes that these amounts are due to Elevation, under ASC Topic 450 - Contingencies, the Company recorded the amount in liabilities subject to compromise on the condensed consolidated balance sheet as of June 30, 2020 and in other operating expenses on the condensed consolidated statements of operations.

In December 2019, the Elevation Gathering Agreements were further amended to provide Elevation additional connection fees that are consistent with market terms (the "Connect Fees"). In the fourth quarter of 2019, the Company incurred and paid $19.5 million for Connect Fees pursuant to the Elevation Gathering Agreements, and in the first quarter of 2020 the Company incurred and paid $23.5 million. The Company does not expect to incur additional Connect Fees for the year ending December 31, 2020.

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

Environmental. Due to the nature of the natural gas and oil industry, the Company is exposed to environmental risks. The Company has various policies and procedures to minimize and mitigate the risks from environmental contamination or with respect to environmental compliance issues. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. Except as discussed herein, the Company is not aware of any material environmental claims existing as of June 30, 2020 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws, compliance matters or other environmental liabilities will not be discovered on our properties. Accrued environmental liabilities are recorded in accounts payable and accrued liabilities on the condensed consolidated balance sheets. The liability ultimately incurred with respect to a matter may exceed the related accrual.

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

Midstream Connections. The Company had dedicated the production from some acreage to a certain midstream service provider. However, the Company was unable to connect well pads to the provider due to the inability to secure right of way access for building the connection pipeline. Because the acreage’s production was dedicated to the midstream provider, they have invoiced the Company for oil and gas handled by other midstream providers. The Company disputes these invoices based on force majeure and may have other contractual or legal defenses. The Company’s maximum exposure as of June 30, 2020 was $17.9 million. As of June 30, 2020, no contingent liability has been recorded as it is not probable a loss has been incurred, and the amount of the loss cannot be reasonably estimated.

Elevation Gathering. As discussed above under Elevation Gathering Agreements, on April 2, 2020, Elevation demanded payment of $46.8 million due to an alleged breach in contract stemming from a purported failure to complete the pipeline extensions connecting certain wells to the Badger central gathering facility prior to April 1, 2020. While the Company disputes that these amounts are due to Elevation, under ASC Topic 450 - Contingencies, the Company recorded the amount in liabilities subject to compromise on the condensed consolidated balance sheet as of June 30, 2020 and in other operating expenses on the condensed consolidated statements of operations.

Note 15—Related Party Transactions

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

Elevation Midstream, LLC

As discussed in Note 14—Commitments and Contingencies, on April 2, 2020, Elevation demanded payment of $46.8 million due to an alleged breach in contract stemming from a purported failure to complete the pipeline extensions connecting certain wells to the Badger central gathering facility prior to April 1, 2020. While the Company disputes that these amounts are due to Elevation, under ASC Topic 450 - Contingencies, the Company recorded the amount in liabilities subject to compromise on the condensed consolidated balance sheet as of June 30, 2020 and in other operating expenses on the condensed consolidated statements of operations.

Note 16—Segment Information

Beginning in the fourth quarter of 2018, the Company had two operating segments, (i) the exploration, development and production of oil, natural gas and NGL (the "exploration and production segment") and (ii) the construction of and support of midstream assets to gather and process crude oil and gas production (the "gathering and facilities segment"). Elevation Midstream, LLC comprised the gathering and facilities segment. During the three and six months ending June 30, 2019, the Company’s gathering and facilities segment was in the construction phase and no revenue generating activities had commenced. Through March 16, 2020, the results of Elevation were included in the consolidated financial statements of Extraction. Effective March 17, 2020, the results of Elevation Midstream, LLC are no longer consolidated in Extraction's results; however, the Company’s prior quarter segment disclosures included the gathering and facilities segment because it was consolidated through March 16, 2020. Please see Note 1—Business and Organization — Deconsolidation of Elevation Midstream, LLC for further information related to the deconsolidation of Elevation Midstream, LLC. After March 31, 2020, the Company had a single reportable segment.

The following table presents a reconciliation of Adjusted EBITDAX by segment to the GAAP financial measure of income (loss) before income taxes for the three and six months ended June 30, 2020 and 2019 (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Adjusted EBITDAX to Income (Loss) Before Income Taxes
Exploration and production segment EBITDAX	$114,039	$129,534	$236,679	$268,045
Gathering and facilities segment EBITDAX	—	(223)	1,256	(547)
Subtotal of Reportable Segments	$114,039	$129,311	$237,935	$267,498
Less:
Depletion, depreciation, amortization and accretion	$(82,620)	$(118,368)	$(158,670)	$(237,138)
Impairment of long lived assets	(960)	(2,985)	(1,736)	(11,233)
Other operating expenses	(13,209)	—	(65,784)	—
Exploration and abandonment expenses	(62,661)	(13,287)	(175,141)	(19,481)
Gain on sale of property and equipment	—	97	—	319
Gain (loss) on commodity derivatives	(69,301)	73,519	193,714	(48,572)
Settlements on commodity derivative instruments	(127,429)	14,203	(166,725)	24,532
Premiums paid for derivatives that settled during the period	—	9,549	—	19,098
Stock-based compensation expense	(2,560)	(14,937)	(2,560)	(27,945)
Amortization of debt issuance costs	(1,948)	(1,328)	(3,190)	(2,826)
Gain on repurchase of 2026 Senior Notes	—	3,169	—	10,486
Interest expense	(18,366)	(20,399)	(38,482)	(39,226)
Loss on deconsolidation of investment	—	—	(73,139)	—
Reorganization items, net	(26,919)	—	(26,919)	—
Income (Loss) Before Income Taxes	$(291,934)	$58,544	$(280,697)	$(64,488)

Financial information of the Company's reportable segments was as follows for the three months ended June 30, 2020 and 2019 (in thousands).

	For the Three Months Ended June 30, 2020
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from third parties	$63,129	$—	$—	$63,129
Revenues from Extraction	—	—	—	—
Total Revenues	$63,129	$—	$—	$63,129

Operating Expenses and Other Income (Expense):
Direct operating expenses	$(53,969)	$—	$—	$(53,969)
Depletion, depreciation, amortization and accretion	(82,620)	—	—	(82,620)
Interest income	10	—	—	10
Interest expense	(20,314)	—	—	(20,314)
Earnings in unconsolidated subsidiaries	—	—	—	—
Subtotal Operating Expenses and Other Income (Expense):	$(156,893)	$—	$—	$(156,893)

Segment Assets	$2,404,356	$—	$—	$2,404,356
Capital Expenditures	14,261	—	—	14,261
Investment in Equity Method Investees	—	—	—	—
Segment EBITDAX	114,039	—	—	114,039

	For the Three Months Ended June 30, 2019
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from third parties	$222,057	$—	$—	$222,057
Revenues from Extraction	—	—	—	—
Total Revenues	$222,057	$—	$—	$222,057

Operating Expenses and Other Income (Expense):
Direct operating expenses	$—	$—	$—	$—
Depletion, depreciation, amortization and accretion	(118,340)	(28)	—	(118,368)
Interest income	104	306	—	410
Interest expense	(18,558)	—	—	(18,558)
Earnings in unconsolidated subsidiaries	—	239	—	239
Subtotal Operating Expenses and Other Income (Expense):	$(136,794)	$517	$—	$(136,277)

Segment Assets	$3,966,523	$286,550	$(524)	$4,252,549
Capital Expenditures	222,890	68,607	—	291,497
Investment in Equity Method Investees	—	27,826	—	27,826
Segment EBITDAX	129,534	(223)	—	129,311

	For the Six Months Ended June 30, 2020
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from third parties	$226,843	$1,473	$—	$228,316
Revenues from Extraction	—	4,513	(4,513)	—
Total Revenues	$226,843	$5,986	$(4,513)	$228,316

Operating Expenses and Other Income (Expense):
Direct operating expenses	$(124,893)	$(3,935)	$4,294	$(124,534)
Depletion, depreciation, amortization and accretion	(157,571)	(1,099)	—	(158,670)
Interest income	70	29	—	99
Interest expense	(41,672)	—	—	(41,672)
Earnings in unconsolidated subsidiaries	—	480	—	480
Subtotal Operating Expenses and Other Income (Expense):	$(324,066)	$(4,525)	$4,294	$(324,297)

Segment Assets	$2,404,356	$—	$—	$2,404,356
Capital Expenditures	169,702	(6,311)	—	163,391
Investment in Equity Method Investees	—	—	—	—
Segment EBITDAX	236,679	1,256	—	237,935

	For the Six Months Ended June 30, 2019
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from third parties	$443,974	$—	$—	$443,974
Revenues from Extraction	—	—	—	—
Total Revenues	$443,974	$—	$—	$443,974

Operating Expenses and Other Income (Expense):
Direct operating expenses	$—	$—	$—	$—
Depletion, depreciation, amortization and accretion	(237,091)	(47)	—	(237,138)
Interest income	258	931	—	1,189
Interest expense	(31,566)	—	—	(31,566)
Earnings in unconsolidated subsidiaries	—	404	—	404
Subtotal Operating Expenses and Other Income (Expense):	$(268,399)	$1,288	$—	$(267,111)

Segment Assets	$3,966,523	$286,550	$(524)	$4,252,549
Capital Expenditures	381,512	127,470	—	508,982
Investment in Equity Method Investees	—	27,826	—	27,826
Segment EBITDAX	268,045	(547)	—	267,498

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains "forward-looking statements." All statements, other than statements of historical facts, included or incorporated by reference herein concerning, among other things, planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled or completed after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as ''may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," ''will," "continue," ''potential," "should," "could," and similar terms and phrases. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:
•potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;
•objections to the confirmation of our Restructuring Plan or other pleadings we file that could protract the Chapter 11 Cases;
•our ability to continue as a going concern;
•our ability to comply with the restrictions and other covenants imposed by our DIP Credit Agreement and other financial arrangements;
•the Bankruptcy Court’s rulings in the Chapter 11 Cases, and the outcome of the Chapter 11 Cases generally;
•the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
•federal and state regulations and laws;
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

In addition to the other information and risk factors set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Annual Report”) and in our other filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. MD&A should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1 of this Quarterly Report. The following information updates the discussion of the Company’s financial condition provided in our Annual Report and analyzes the changes in the results of operations between the three and six months ended June 30, 2020 and 2019.

EXECUTIVE SUMMARY

We are an independent oil and gas company focused on the acquisition, development and production of oil, natural gas and NGL reserves, as well as the construction and support of midstream assets to gather crude oil, natural gas and water production in the Rocky Mountain region, primarily in the Wattenberg Field of the Denver-Julesburg Basin of Colorado. We have developed an oil, natural gas and NGL asset base of proved reserves, as well as a portfolio of development drilling opportunities on high resource-potential leasehold on contiguous acreage blocks in some of the most productive areas of what we consider to be the core of the DJ Basin.

Financial Results

For the three and six months ended June 30, 2020, crude oil, natural gas and NGL sales, coupled with the impact of settled derivatives, decreased to $94.5 million and $299.0 million, respectively, as compared to $198.3 million and $400.3 million, respectively, in the same prior year period due to a decrease of $14.95 and $9.49, respectively, in realized price per BOE, including settled derivatives, partially offset by an increase in sales volumes of approximately 782 MBoe and 2,123 MBoe, respectively.

For the three and six months ended June 30, 2020, we had a net loss of $291.9 million and $282.9 million, respectively, as compared to net income of $43.4 million and a net loss of $50.6 million, respectively, for the three and six months ended June 30, 2019. The change to a net loss for the three months ended June 30, 2020 from net income for the three months ended June 30, 2019 was primarily driven by a decrease in sales revenues of $158.9 million, a decrease in commodity derivative gains of $142.8 million and an increase in operating expenses of $19.2 million, partially offset by a decrease in income tax expenses of $15.1 million. The increase in net loss for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily driven by a decrease in sales revenues of $215.7 million, an increase in the loss from deconsolidation of $73.1 million and an increase in operating expenses of $131.3 million, partially offset by an increase in commodity derivative gains of $242.3 million.

Adjusted EBITDAX was $114.0 million and $237.9 million, respectively, for the three and six months ended June 30, 2020 as compared to $129.3 million and $267.5 million, respectively, for the three and six months ended June 30, 2019, reflecting a 11.8% decrease and a 11.1% decrease, respectively. Adjusted EBITDAX is a non-GAAP financial measure. For a definition of Adjusted EBITDAX and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please refer to “—Adjusted EBITDAX.”

Operational Results

During the three months ended June 30, 2020, we implemented operational efficiencies to reduce drilling and completion costs. We incurred approximately $12.0 million in drilling 3 gross (2.0 net) wells with an average lateral length of 2.5 miles and completing 12 gross (7.8 net) wells with an average lateral length of 2.5 miles, all of which were horizontal wells in the DJ Basin. In addition, we incurred approximately $2.3 million of leasehold and surface acreage additions. During the three months ended June 30, 2019, we incurred approximately $210.2 million in drilling 33 gross (27.0 net) wells with an average lateral length of 1.8 miles and completing 36 gross (31.0 net) wells with an average lateral length of 1.9 miles, all of which were horizontal wells in the DJ Basin. In addition, we incurred approximately $12.6 million of leasehold and surface acreage additions.

During the six months ended June 30, 2020, we incurred approximately $158.6 million in drilling 37 gross (26.5 net) wells with an average lateral length of 2.3 miles and completing 41 gross (31.6 net) wells with an average lateral length of 2.4 miles, all of which were horizontal wells in the DJ Basin. In addition, we incurred approximately $11.1 million of leasehold and surface acreage additions. During the six months ended June 30, 2019, we incurred approximately $349.7 million in drilling 63 gross (53.0 net) wells with an average lateral length of 1.6 miles and completing 76 gross (66.0 net) wells with an average lateral length of 1.6 miles, all of which were horizontal wells in the DJ Basin. In addition, we incurred approximately $31.7 million of leasehold and surface acreage additions.

Recent Developments

Chapter 11 Cases

On June 14, 2020, we commenced voluntary cases under chapter 11 of the Bankruptcy Code. Also on June 14, 2020, we entered into a restructuring support agreement with certain holders of our Senior Notes to support a restructuring in accordance with the terms set forth therein. We expect to continue operations in the normal course for the duration of the Chapter 11 Cases. To ensure ordinary course operations, we have obtained approval from the Bankruptcy Court for certain “first day” motions, including motions to obtain customary relief intended to assure our ability to continue our ordinary course operations after the filing date. For more information on the Chapter 11 Cases and related matters, please see Note 1—Business and Organization in Part I, Item 1. Financial Information of this Quarterly Report.

NASDAQ Delisting

Our common stock was traded on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “XOG” until June 25, 2020. On March 30, 2020, we received a letter from the NASDAQ notifying us that we were not in compliance with the NASDAQ's rules that require the minimum bid price of our stock to be at least $1.00 per share over a consecutive 30-trading-day period. On June 16, 2020, we received a letter from the NASDAQ notifying us that, as a result of the Chapter 11 Cases and in accordance with NASDAQ rules, our securities would be delisted at the opening of business on June 25, 2020. On June 25, 2020, our common stock commenced trading on the Pink Open Market under the symbol “XOGAQ”.

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

Due to the decline in crude oil prices and ongoing uncertainty regarding the oil supply-demand macro environment, we have recently reduced our operations in order to preserve capital. Specifically, as part of the Chapter 11 Cases, we have rejected our drilling rig contracts as discussed in Note 14—Commitments and Contingencies in Part I, Item 1. Financial Information of this Quarterly Report.

Please also see Part II, Item 1A in our Annual Report and in this Quarterly Report for further information related to these matters.

Deconsolidation of Elevation Midstream, LLC

Please see Note 1—Business and Organization — Deconsolidation of Elevation Midstream, LLC in Part I, Item 1. Financial Information of this Quarterly Report for information related to the deconsolidation of Elevation Midstream, LLC.

February 2020 Divestiture

In February 2020, we completed the sale of certain non-operated producing properties for aggregate sales proceeds of approximately $12.2 million, subject to customary purchase price adjustments. No gain or loss was recognized for the February 2020 Divestiture. We continue to explore divestitures as part of our ongoing initiative to divest non-strategic assets.

Elevation Common Units

On May 1, 2020, Elevation's board of managers issued 1,530,000,000 common units at a price of $0.01 per unit to certain of Elevation's members other than Extraction through the Capital Raise. The Capital Raise caused our ownership of Elevation to be diluted to less than 0.01%. As a result of the Capital Raise, beginning in May 2020 Extraction began accounting Elevation under the cost method of accounting. We reserve all rights related to actions taken by Elevation’s board of managers.

Midstream Projects

Primarily due to the significant decrease in oil and gas prices during March 2020, Elevation postponed indefinitely further development of gathering systems and facilities that were to be constructed to service our acreage in Hawkeye and another project in the Southwest Wattenberg area.

Senate Bill 19-181 "Protect Public Welfare Oil and Gas Operations"

In April 2019, Senate Bill 19-181 ("SB181") became law, increasing the regulatory authority of local governments in Colorado over the surface impacts of oil and gas development in necessary and reasonable manner, and in December 2019, Colorado's Air Quality Control Commission ("AQCC") adopted new rules targeting air emissions from upstream oil and gas operation. Among other things, SB181 (i) repeals a prior law restricting local government land use authority over oil and gas mineral extraction areas to areas designated by the COGCC, (ii) directs the AQCC to review its leak detection and repair rules and to adopt rules to minimize emissions of certain air pollutants, (iii) clarifies that local governments have authority to regulate the siting of oil and gas locations in a reasonable manner, including the ability to inspect oil and gas facilities, impose fines for leaks, spills, and emissions, and impose fees on operators or owners to cover regulation and enforcement costs, (iv) allows local governments or oil and gas operators to request a technical review board to evaluate the effect of the local government’s preliminary or final determination on the operator’s application, (v) repeals an exemption for oil and gas production from counties’ authority to regulate noise, (vi) alters forced pooling requirements by increasing the threshold to compel non-consenting individuals into statutory pooling agreements and (vii) elevates the protection of public health, safety, and welfare, the environment, and wildlife resources in the regulation of oil and gas development. Although industry trade associations opposed SB181, Extraction has demonstrated an ability to continue to successfully operate our business. However, the enactment of SB181 and the development and implementation of related rules and regulations, which is under way, could lead to delays and additional costs to our business. For example, COGCC rulemaking on flowline safety (completed on November 21, 2019) and the Colorado AQCC and Air Pollution Control Division rulemaking on air quality standards (completed December 20, 2019) – both pursuant to SB181 – could lead to such delays or costs. Certain interest groups in Colorado opposed to oil and natural gas development generally have in previous years advanced various alternatives for ballot initiatives which would result in significantly limiting or preventing oil and natural gas development in the state.

Going Concern

Please see Note 1—Business and Organization — Ability to Continue as a Going Concern in Part I, Item 1. Financial Information and “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as “—Liquidity and Capital Resources” below.

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
Sources of Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs that are extracted from our natural gas during processing. Our oil, natural gas and NGL revenues do not include the effects of derivatives. For the three months ended June 30, 2020, our revenues were derived 58% from oil sales, 25% from natural gas sales and 17% from NGL sales. For the three months ended June 30, 2019, our revenues were derived 83% from oil sales, 10% from natural gas sales and 7% from NGL sales. For the six months ended June 30, 2020, our revenues were derived 71% from oil sales, 17% from natural gas sales and 12% from NGL sales. For the six months ended June 30, 2019, our revenues were derived 79% from oil sales, 13% from natural gas sales and 8% from NGL sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Sales Volumes

The following table presents historical sales volumes for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Oil (MBbl)	3,419	3,650	6,923	7,233
Natural gas (MMcf)	17,543	15,055	36,546	29,015
NGL (MBbl)	1,979	1,380	3,885	2,707
Total (MBoe)	8,322	7,540	16,899	14,776
Average net sales (BOE/d)	91,451	82,856	92,852	81,635

As reservoir pressures decline, production from a given well or formation decreases. Growth or maintenance in our future production and reserves will depend on our ability to continue to add or develop proved reserves in excess of our production. Our ability to add reserves through development projects and acquisitions is dependent on many factors, including takeaway capacity in our areas of operation and our ability to raise capital, obtain regulatory approvals, procure contract drilling rigs and personnel and successfully identify and consummate acquisitions. Please refer to “Risks Related to the Oil, Natural Gas and NGL Industry and Our Business” in Item 1A. of our Annual Report for a further description of the risks that affect us.

Realized Prices on the Sale of Oil, Natural Gas and NGL

Our results of operations depend upon many factors, particularly the price of oil, natural gas and NGL and our ability to market our production effectively. Oil, natural gas and NGL prices are among the most volatile of all commodity prices. For example, during the period from January 1, 2014 to June 30, 2020, NYMEX West Texas Intermediate oil prices ranged from a high of $107.26 per Bbl to a low of negative $37.63 per Bbl. Average daily prices for NYMEX Henry Hub gas ranged from a high of $6.15 per MMBtu to a low of $1.48 per MMBtu during the same period. Declines in, and continued depression of, the price of oil and natural gas occurring during 2015, 2019 and 2020 are due to a combination of factors including increased U.S. supply, global economic concerns stemming from COVID-19 and the price war between Russia and Saudi Arabia. These price variations can have a material impact on our financial results and capital expenditures.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Oil
NYMEX WTI High ($/Bbl)	$40.46	$66.30	$63.27	$66.30
NYMEX WTI Low ($/Bbl)	$(37.63)	$51.14	$(37.63)	$46.54
NYMEX WTI Average ($/Bbl)	$28.00	$59.91	$36.82	$57.45
Average Realized Price ($/Bbl)(1)	$10.61	$50.72	$23.18	$48.46
Average Realized Price, with derivative settlements ($/Bbl)(1)	$18.11	$43.83	$31.97	$42.87
Average Realized Price as a % of Average NYMEX WTI	37.9%	84.7%	63.0%	84.4%
Differential ($/Bbl) to Average NYMEX WTI(2)	$(16.26)	$(9.19)	$(11.85)	$(8.99)
Natural Gas
NYMEX Henry Hub High ($/MMBtu)	$2.13	$2.71	$2.20	$3.59
NYMEX Henry Hub Low ($/MMBtu)	$1.48	$2.19	$1.48	$2.19
NYMEX Henry Hub Average ($/MMBtu)	$1.75	$2.51	$1.81	$2.69
NYMEX Henry Hub Average converted to a $/Mcf basis(3)	$1.93	$2.76	$1.99	$2.96
Average Realized Price ($/Mcf)	$0.91	$1.44	$1.05	$1.98
Average Realized Price, with derivative settlements ($/Mcf)	$1.24	$1.53	$1.32	$1.88
Average Realized Price as a % of Average NYMEX Henry Hub(3)	47.2%	52.2%	52.8%	66.9%
Differential ($/Mcf) to Average NYMEX Henry Hub(3)	$(1.02)	$(1.32)	$(0.94)	$(0.98)
NGL
Average Realized Price ($/Bbl)(4)	$5.47	$11.04	$7.21	$13.24
Average Realized Price as a % of Average NYMEX WTI	19.5%	18.4%	19.6%	23.0%
BOE
Average Realized Price per BOE(1)	$7.59	$29.45	$13.42	$30.05
Average Realized Price per BOE with derivative settlements	$11.35	$26.30	$17.60	$27.09
(1)Includes non-cash amounts allocated to a satisfied performance obligation, recognized within oil sales for the three and six months ended June 30, 2020, pursuant to ASC 606, Revenue Recognition.
(2)Excludes non-cash amounts allocated to a satisfied performance obligation, recognized within oil sales for the three and six months ended June 30, 2020, pursuant to ASC 606, Revenue Recognition.
(3)Based on the difference between our average realized price and the NYMEX Henry Hub Average as converted into Mcf using a conversion factor of 1.1 to 1.
(4)The decrease year over year is primarily due to capacity constraints in transporting the wet gas associated with our production coupled with negative market conditions surrounding limited export capacity.

Derivative Arrangements

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in commodity prices, from time to time, we enter into derivative arrangements for our oil and natural gas production. By removing a significant portion of price volatility associated with our oil and natural gas production, we believe we will mitigate, but not eliminate, the potential negative effects of reductions in oil and natural gas prices on our cash flow from operations for those periods. However, in a portion of our current positions, our hedging activity may also reduce our ability to benefit from increases in oil and natural gas prices. We will sustain losses to the extent our derivatives contract prices are lower than market prices and, conversely, we will realize gains to the extent our derivatives contract prices are higher than market prices. In certain circumstances we may choose to restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts. See “—Quantitative and Qualitative Disclosure About Market Risk—Commodity Price Risk” for information regarding our exposure to market risk, including the effects of changes in commodity prices, and our commodity derivative contracts.

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
The hedge prices will depend on the commodity price environment at the time those hedge transactions are entered into. In the current commodity price environment, our ability to enter into derivative arrangements at favorable prices may be limited, and, we are not obligated to hedge a specific portion of our oil or natural gas production.

For a description of our derivative instruments that we utilize and a summary of our commodity derivative contracts as of June 30, 2020, please see Note 7—Commodity Derivative Instruments in Part I, Item 1. Financial Information of this Quarterly Report.

The following table summarizes our historical derivative positions and the settlement amounts for each of the periods indicated.

	For the Six Months Ended
	June 30,
	2020	2019
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	525,000	3,000,000
Weighted average fixed price ($/Bbl)	$60.05	$54.64
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	4,950,000	9,850,000
Weighted average purchased put price ($/Bbl)	$54.48	$46.21
NYMEX WTI Crude Purchased Calls:
Notional volume (Bbl)	1,100,000	10,500,000
Weighted average purchased call price ($/Bbl)	$68.04	$63.59
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	5,650,000	13,400,000
Weighted average sold call price ($/Bbl)	$63.37	$62.24
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	5,300,000	8,700,000
Weighted average sold put price ($/Bbl)	$44.39	$43.58
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	17,400,000	14,400,000
Weighted average fixed price ($/MMBtu)	$2.75	$2.88
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	600,000	3,600,000
Weighted average purchased put price ($/MMBtu)	$2.90	$3.04
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	600,000	3,600,000
Weighted average sold call price ($/MMBtu)	$3.48	$3.46
NYMEX HH Natural Gas Sold Puts:
Notional volume (MMBtu)	—	3,000,000
Weighted average sold put price ($/MMBtu)	$—	$2.50
CIG Basis Gas Swaps:
Notional volume (MMBtu)	22,800,000	20,000,000
Weighted average fixed basis price ($/MMBtu)	$(0.61)	$(0.74)
Total Amounts Received/(Paid) from Settlement (in thousands)	$166,725	$(24,532)
Cash provided by changes in Accounts Receivable and Accounts Payable related to Commodity Derivatives	$(5,213)	$2,614
Derivative unwinds reducing the Credit Facility balance	$(96,065)	$—
Settlements on Commodity Derivatives per Condensed Consolidated Statements of Cash Flows	$65,447	$(21,918)

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

Capital Expenditures

For the six months ended June 30, 2020, we incurred approximately $158.6 million in drilling and completion capital expenditures. For the six months ended June 30, 2020, we drilled 37.0 gross (26.5 net) wells with an average lateral length of approximately 2.3 miles and completed 41.0 gross (31.6 net) wells with an average lateral length of approximately 2.4 miles. We turned to sales 31 gross (24.4 net) wells with an average lateral length of approximately 2.3 miles. In addition, we incurred approximately $11.1 million of leasehold and surface acreage additions.

Adjusted EBITDAX

Adjusted EBITDAX is not a measure of net income (loss) as determined by GAAP. Adjusted EBITDAX is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDAX as net income (loss) adjusted for certain cash and non-cash items, including depletion, depreciation, amortization and accretion (DD&A), impairment of long lived assets, non-recurring charges in other operating expenses, exploration and abandonment expenses, gain on sale of property and equipment, (gain) loss on commodity derivatives, settlements on commodity derivative instruments, premiums paid for derivatives that settled during the period, stock-based compensation expense, amortization of debt issuance costs, gain on repurchase of senior notes, interest expense, income tax expense (benefit), loss on deconsolidation of Elevation Midstream, LLC and reorganization items, net. Adjusted EBITDAX is also used to evaluate the performance of reportable segments. Please see Note 16—Segment Information in Part I, Item 1. Financial Information of this Quarterly Report for more information regarding the EBITDAX of reportable segments.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Net Income (Loss) to Adjusted EBITDAX:
Net income (loss)	$(291,934)	$43,444	$(282,897)	$(50,588)
Add back:
Depletion, depreciation, amortization and accretion	82,620	118,368	158,670	237,138
Impairment of long lived assets	960	2,985	1,736	11,233
Other operating expenses	13,209	—	65,784	—
Exploration and abandonment expenses	62,661	13,287	175,141	19,481
Gain on sale of property and equipment	—	(97)	—	(319)
(Gain) loss on commodity derivatives	69,301	(73,519)	(193,714)	48,572
Settlements on commodity derivative instruments	127,429	(14,203)	166,725	(24,532)
Premiums paid for derivatives that settled during the period	—	(9,549)	—	(19,098)
Stock-based compensation expense	2,560	14,937	2,560	27,945
Amortization of debt issuance costs	1,948	1,328	3,190	2,826
Gain on repurchase of 2026 Senior Notes	—	(3,169)	—	(10,486)
Interest expense	18,366	20,399	38,482	39,226
Income tax expense (benefit)	—	15,100	2,200	(13,900)
Loss on deconsolidation of Elevation Midstream, LLC	—	—	73,139	—
Reorganization items, net	26,919	—	26,919	—
Adjusted EBITDAX	$114,039	$129,311	$237,935	$267,498

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

	Upstream	Midstream	Consolidated
	For the Three Months Ended June 30, 2020
Cash Flow from Operating Activities
Net cash used in operating activities	$(63,145)	$—	$(63,145)
Changes in current assets and liabilities	52,983	—	52,983
Discretionary Cash Flow	(10,162)	—	(10,162)

Cash Flow from Investing Activities
Net cash used in investing activities	(51,710)	—	(51,710)
Change in accounts payable and accrued liabilities related to capital expenditures	34,851	—	34,851
Adjusted Cash Flow used in Investing	(16,859)	—	(16,859)

Other Non-Recurring Adjustments(1)	—	—	—

Free Cash Flow	$(27,021)	$—	$(27,021)

	Upstream	Midstream	Consolidated
	For the Three Months Ended June 30, 2019
Cash Flow from Operating Activities
Net cash provided by (used in) operating activities	$85,701	$(1,368)	$84,333
Changes in current assets and liabilities	27,807	(322)	27,485
Discretionary Cash Flow	113,508	(1,690)	111,818

Cash Flow from Investing Activities
Net cash used in investing activities	(140,435)	(76,434)	(216,869)
Change in accounts payable and accrued liabilities related to capital expenditures	(78,059)	(2,300)	(80,359)
Adjusted Cash Flow used in Investing	(218,494)	(78,734)	(297,228)

Other Non-Recurring Adjustments(1)	3,728	—	3,728

Free Cash Flow	$(101,258)	$(80,424)	$(181,682)

	Upstream	Midstream	Consolidated
	For the Six Months Ended June 30, 2020
Cash Flow from Operating Activities
Net cash provided by operating activities	$81,074	$2,880	$83,954
Changes in current assets and liabilities	(48,064)	(1,907)	(49,971)
Discretionary Cash Flow	33,010	973	33,983

Cash Flow from Investing Activities
Net cash used in investing activities	(185,573)	(5,840)	(191,413)
Change in accounts payable and accrued liabilities related to capital expenditures	24,374	2,210	26,584
Adjusted Cash Flow used in Investing	(161,199)	(3,630)	(164,829)

Other Non-Recurring Adjustments(1)	1,170	—	1,170

Free Cash Flow	$(127,019)	$(2,657)	$(129,676)

	Upstream	Midstream	Consolidated
	For the Six Months Ended June 30, 2019
Cash Flow from Operating Activities
Net cash provided by operating activities	$216,822	$1,622	$218,444
Changes in current assets and liabilities	31,441	(769)	30,672
Discretionary Cash Flow	248,263	853	249,116

Cash Flow from Investing Activities
Net cash used in investing activities	(325,154)	(124,090)	(449,244)
Change in accounts payable and accrued liabilities related to capital expenditures	(69,709)	(11,866)	(81,575)
Adjusted Cash Flow used in Investing	(394,863)	(135,956)	(530,819)

Other Non-Recurring Adjustments(1)	5,310	—	5,310

Free Cash Flow	$(141,290)	$(135,103)	$(276,393)

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

Items Affecting the Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:
•During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections and claims assessments significantly impact our financial results. For the three and six months ended June 30, 2020, we incurred $26.9 million of reorganization items, net as compared to none in 2019. As a result, our historical financial performance is likely not indicative of financial performance after the date of the bankruptcy filing.
•For the six months ended June 30, 2020 and 2019, respectively, exploration and abandonment expenses increased primarily due to the abandonment of $169.6 million and $15.0 million of unproved properties.
•Elevation Midstream, LLC was deconsolidated as of March 16, 2020 and accounted for as an equity method investment. We elected the fair value option to remeasure the Elevation Midstream, LLC equity method investment and determined it had no fair value. We recorded a $73.1 million loss on deconsolidation of Elevation Midstream, LLC in the condensed consolidated statements of operations for the six months ended June 30, 2020. Please see Note 1—Business and Organization — Deconsolidation of Elevation Midstream, LLC in Part I, Item 1. Financial Information of this Quarterly Report for information related to the deconsolidation of Elevation Midstream, LLC.
•On April 2, 2020, Elevation demanded payment of $46.8 million due to an alleged breach in contract stemming from a purported failure to complete the pipeline extensions connecting certain wells to the Badger central gathering facility prior to April 1, 2020. While we dispute that these amounts are due to Elevation, under ASC Topic 450 - Contingencies, we recorded the amount in other operating expenses on the condensed consolidated statements of operations for the six months ended June 30, 2020.

Historical Results of Operations and Operating Expenses

Oil, Natural Gas and NGL Sales Revenues, Operating Expenses and Other Income (Expense).

For components of our revenues, operating expenses, other income (expense) and net income (loss), please see our condensed consolidated statements of operations in Part I, Item 1. Financial Information of this Quarterly Report.

The following table provides a summary of our sales volumes, average prices and operating expenses on a per BOE basis for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales (MBoe)(1):	8,322	7,540	16,899	14,776
Oil sales (MBbl)	3,419	3,650	6,923	7,233
Natural gas sales (MMcf)	17,543	15,055	36,546	29,015
NGL sales (MBbl)	1,979	1,380	3,885	2,707
Sales (BOE/d)(1):	91,451	82,856	92,852	81,635
Oil sales (Bbl/d)	37,571	40,113	38,038	39,962
Natural gas sales (Mcf/d)	192,780	165,445	200,802	160,302
NGL sales (Bbl/d)	21,747	15,168	21,346	14,956
Average sales prices(2):
Oil sales (per Bbl)(3)	$10.61	$50.72	$23.18	$48.46
Oil sales with derivative settlements (per Bbl)(3)	18.11	43.83	31.97	42.87
Natural gas sales (per Mcf)	0.91	1.44	1.05	1.98
Natural gas sales with derivative settlements (per Mcf)	1.24	1.53	1.32	1.88
NGL sales (per Bbl)	5.47	11.04	7.21	13.24
Average price (per BOE)(3)	7.59	29.45	13.42	30.05
Average price with derivative settlements (per BOE)(3)	11.35	26.30	17.60	27.09
Expense per BOE:
Lease operating expenses	$2.76	$3.13	$3.16	$3.08
Transportation and gathering	3.16	1.57	2.91	1.50
Production taxes	0.56	2.46	1.07	2.48
Exploration and abandonment expenses	7.53	1.76	10.36	1.32
Depletion, depreciation, amortization and accretion	9.93	15.70	9.39	16.05
General and administrative expenses	3.02	4.08	2.12	3.95
Cash general and administrative expenses(4)	2.71	2.10	1.97	2.06
Stock-based compensation	0.31	1.98	0.15	1.89
Total operating expenses per BOE(5)	$26.96	$28.70	$29.01	$28.38

Production taxes as a percentage of revenue	7.4%	8.4%	7.9%	8.3%

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
(3)Includes amounts allocated to a satisfied performance obligation, recognized within oil sales for the three and six months ended June 30, 2020, pursuant to ASC 606, Revenue Recognition.
(4)Cash general and administrative expenses for the three and six months ended June 30, 2020 include expense of $0.3 million and $2.5 million, respectively, related to the terms of separation agreements with two former executive officers. Excluding these one-time expenses results in cash general and administrative expense per BOE of $2.68 and $1.82, respectively for the three and six months ended June 30, 2020.
(5)Excludes midstream operating expenses, impairment of long lived assets, gain on sale of property and equipment, and other operating expenses.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Oil sales revenues. Crude oil sales revenues decreased by $148.8 million to $36.3 million for the three months ended June 30, 2020 as compared to crude oil sales of $185.1 million for the three months ended June 30, 2019. A decrease in sales volumes between these periods contributed a $11.7 million negative impact, and a decrease in crude oil prices contributed a $137.1 million negative impact. For the three months ended June 30, 2020, crude oil revenue decreased by approximately $3.9 million due to the impact of the increase in the forecasted deferral balance on one of our revenue contracts. Pursuant to ASC 606, the contract term impacts the amount of consideration that can be included in the transaction price, which reduced oil sales revenue.

For the three months ended June 30, 2020, our crude oil sales averaged 37.6 MBbl/d. Our crude oil sales volume decreased by 231 to 3,419 MBbl for the three months ended June 30, 2020 compared to 3,650 MBbl for the three months ended June 30, 2019. The volume decrease is primarily due to the natural decline of our existing properties, partially offset by an increase in production from the completion of 88 gross wells from July 1, 2019 to June 30, 2020.

The average price we realized on the sale of crude oil was $10.61 per Bbl for the three months ended June 30, 2020 compared to $50.72 per Bbl for the three months ended June 30, 2019, primarily due to changes in market prices for crude oil and the $3.9 million decrease of crude oil revenue explained above.

Natural gas sales revenues. Natural gas sales revenues decreased by $5.7 million to $16.0 million for the three months ended June 30, 2020 as compared to natural gas sales revenues of $21.7 million for the three months ended June 30, 2019. An increase in sales volumes between these periods contributed a $3.6 million positive impact, while a decrease in natural gas prices contributed a $9.3 million negative impact.

For the three months ended June 30, 2020, our natural gas sales averaged 192.8 MMcf/d. Natural gas sales volumes increased by 2,488 to 17,543 MMcf for the three months ended June 30, 2020 as compared to 15,055 MMcf for the three months ended June 30, 2019. The volume increase is primarily due to the completion of 88 gross wells from July 1, 2019 to June 30, 2020, partially offset by the natural decline on existing producing properties.

The average price we realized on the sale of our natural gas was $0.91 per Mcf for the three months ended June 30, 2020 compared to $1.44 per Mcf for the three months ended June 30, 2019, primarily due to a negative commodity price environment due to oversupply and a decrease in demand.

NGL sales revenues. NGL sales revenues decreased by $4.4 million to $10.8 million for the three months ended June 30, 2020 as compared to NGL sales revenues of $15.2 million for the three months ended June 30, 2019. An increase in sales volumes between these periods contributed a $6.5 million positive impact, while a decrease in price contributed a $10.9 million negative impact.

For the three months ended June 30, 2020, our NGL sales averaged 21.7 MBbl/d. NGL sales volumes increased by 599 to 1,979 MBbl for the three months ended June 30, 2020 as compared to 1,380 MBbl for the three months ended June 30, 2019. The volume increase is primarily due to the completion of 88 gross wells from July 1, 2019 to June 30, 2020, partially offset by the natural decline on existing producing properties. Our NGL sales are directly associated with our natural gas sales because our natural gas volumes are processed by third parties for both residue natural gas sales and NGL sales.

The average price we realized on the sale of our NGL was $5.47 per Bbl for the three months ended June 30, 2020 compared to $11.04 per Bbl for the three months ended June 30, 2019, primarily due to a negative commodity price environment due to oversupply and a decrease in demand.

Lease operating expenses. Our LOE decreased by $0.6 million to $23.0 million for the three months ended June 30, 2020, from $23.6 million for the three months ended June 30, 2019. The decrease in LOE was primarily the result of a decrease in producing wells and a decrease in workover repairs, in addition to optimization of our field cost structure during the three months ended June 30, 2020. On a per unit basis, LOE decreased to $2.76 per BOE sold for the three months ended June 30, 2020 from $3.13 per BOE for the three months ended June 30, 2019.

Transportation and gathering ("T&G"). Our T&G expense increased by $14.4 million to $26.3 million for the three months ended June 30, 2020, from $11.9 million for the three months ended June 30, 2019. The increase in T&G was primarily due to an increase of volumes on a certain gathering system during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. On a per unit basis, T&G increased to $3.16 per BOE sold for the three months ended June 30, 2020 compared to $1.57 per BOE sold for the three months ended June 30, 2019.

Production taxes. Our production taxes decreased by $13.9 million to $4.7 million for the three months ended June 30, 2020 as compared to $18.6 million for the three months ended June 30, 2019. The decrease is primarily attributable to decreased revenue as production taxes are calculated as a percentage of sales revenue. Production taxes as a percentage of sales revenue was 7.4% for the three months ended June 30, 2020 as compared to 8.4% for the three months ended June 30, 2019. The consistency in production taxes as a percentage of sales revenue relates to comparatively constant estimated ad valorem and severance tax rates for the three months ended June 30, 2020.

Exploration and abandonment expenses. Our exploration and abandonment expenses were $62.7 million for the three months ended June 30, 2020, of which $62.6 million was lease abandonment expense. Due to the decrease in pricing, property in our core field was abandoned and impaired. For the three months ended June 30, 2019, we recognized $13.3 million in exploration and abandonment expenses.

Depletion, depreciation, amortization and accretion expense. Our DD&A expense decreased $35.8 million to $82.6 million for the three months ended June 30, 2020 as compared to $118.4 million for the three months ended June 30, 2019. On a per unit basis, DD&A expense decreased to $9.93 per BOE for the three months ended June 30, 2020 from $15.70 per BOE for the three months ended June 30, 2019. This decrease is due to an impairment of $1.3 billion of proved oil and gas properties that occurred during the fourth quarter of 2019.

Impairment of long lived assets. For the three months ended June 30, 2020 and 2019, impairment expense was $1.0 million and $3.0 million, respectively, related to impairment of the proved oil and gas properties in our northern field as the fair value did not exceed the carrying amount associated with the properties.

General and administrative expenses ("G&A"). General and administrative expenses decreased by $5.6 million to $25.1 million for the three months ended June 30, 2020 as compared to $30.7 million for the three months ended June 30, 2019. This decrease is primarily due to reductions of workforce during the first and second quarters of 2020, and a decrease in stock-based compensation expense recognized for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. On a per unit basis, G&A expense decreased to $3.02 per BOE sold for the three months ended June 30, 2020 from $4.08 per BOE sold for the three months ended June 30, 2019.

Our G&A expenses for the three months ended June 30, 2020 includes $0.3 million related to the terms of a separation agreement with a former executive officer. No expenses of this nature were incurred during the three months ended June 30, 2019.

Our G&A expenses include the non-cash expense for stock-based compensation for equity awards granted to our employees and directors. For the three months ended June 30, 2020, there was $2.6 million of stock-based compensation expense. For the three months ended June 30, 2019, stock-based compensation expense was $14.9 million.

Other operating expenses. Other operating expenses were $13.2 million for the three months ended June 30, 2020. This amount is primarily made up of a $9.5 million early termination fee related to the termination of our crude oil marketing contract and $2.4 million incurred in standby rig fees.

Commodity derivative gain (loss). Primarily due to the effects of unwinding certain derivative instruments, partially offset by a decrease in NYMEX crude oil futures prices at June 30, 2020 as compared to December 31, 2019 and change in fair value from the execution of new positions, we incurred a net loss on our commodity derivatives of $69.3 million for the three months ended June 30, 2020. Primarily due to the increase in NYMEX crude oil futures prices at June 30, 2019 as compared to December 31, 2018 and change in fair value from the execution of new positions, we incurred a net gain on our commodity derivatives of $73.5 million for the three months ended June 30, 2019, including the amortization of premiums. These gains and losses are a result of our hedging program, which is used to mitigate our exposure to commodity price fluctuations. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program in the future. Therefore, we expect our net income (loss) to reflect the volatility of commodity price forward markets. Our cash flow will only be affected upon settlement of the transactions at the current market prices at that time. During the three months ended June 30, 2020, we settled commodity derivatives totaling $127.4 million. During the three months ended June 30, 2019, we paid settlements of commodity derivatives totaling $14.2 million.

Reorganization items, net. Due to the commencement of the Chapter 11 Cases during the second quarter of 2020, we have incurred and will continue to incur significant costs associated with the reorganization, primarily legal and professional fees. For the three months ended June 30, 2020, we recognized $26.9 million in reorganization items. No reorganization items were recognized during the same period in the preceding year. Please see to Note 5—Reorganization Items, Net in Part I, Item I, Financial Information of this Quarterly Report.

Interest expense. Interest expense consists of interest expense on our long-term debt and amortization of debt issuance costs, net of capitalized interest. For the three months ended June 30, 2020, we recognized interest expense of $20.3 million as compared to $18.6 million for the three months ended June 30, 2019, as a result of borrowings under our DIP Credit Facility, our Credit Facility, our 2024 Senior Notes, our 2026 Senior Notes and the amortization of debt issuance costs.

We incurred interest expense for the three months ended June 30, 2020 of $20.2 million related to our 2024 Senior Notes, 2026 Senior Notes, Credit Facility and DIP Credit Facility. We incurred interest expense for the three months ended June 30, 2019 of approximately $22.2 million related to our Credit Facility, our 2024 Senior Notes, and our 2026 Senior Notes. Also included in interest expense for the three months ended June 30, 2020 and 2019 was the amortization of debt issuance costs of $1.9 million and $1.3 million, respectively. For the three months ended June 30, 2020 and 2019, we capitalized interest expense of $1.9 million and $1.8 million, respectively. Interest expense for the three months ended June 30, 2019 also includes $3.2 million of gain on debt extinguishment upon the repurchase of our 2026 Senior Notes.

Income tax expense. We recorded no income tax expense for the three months ended June 30, 2020 and $15.1 million of income tax expense for the three months ended June 30, 2019. This resulted in an effective tax rate of approximately zero and 25.8% for the three months ended June 30, 2020 and 2019, respectively. Our effective tax rate for the three months ended June 30, 2020 and 2019 differs from the U.S. statutory income tax rates of 21.0% primarily due to the effects of state income taxes, estimated taxable permanent differences, and valuation allowance.

Gathering and facilities segment. Prior to March 31, 2020, we had two operating segments, (i) the exploration, development and production of oil, natural gas and NGL (the "exploration and production segment") and (ii) the construction, operation and support of midstream assets to gather and process crude oil and gas production (the "gathering and facilities segment"). Please see Note 1—Business and Organization — Deconsolidation of Elevation Midstream, LLC in Part I, Item I, Financial Information of this Quarterly Report for further information related to the deconsolidation of Elevation Midstream, LLC. After March 31, 2020, Extraction began reporting as a single reportable segment.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Oil sales revenues. Crude oil sales revenues decreased by $190.0 million to $160.5 million for the six months ended June 30, 2020 as compared to crude oil sales of $350.5 million for the six months ended June 30, 2019. A decrease in sales volumes between these periods contributed a $15.0 million negative impact, and a decrease in crude oil prices contributed a $175.0 million negative impact. For the six months ended June 30, 2020, crude oil revenue decreased by approximately $12.3 million due to the impact of the increase in the forecasted deferral balance on one of our revenue contracts. Pursuant to ASC 606, the contract term impacts the amount of consideration that can be included in the transaction price, which reduced oil sales revenue.

For the six months ended June 30, 2020, our crude oil sales averaged 38.0 MBbl/d. Our crude oil sales volume decreased by 4% to 6,923 MBbl for the six months ended June 30, 2020 compared to 7,233 MBbl for the six months ended June 30, 2019. The volume decrease is primarily due to the natural decline of our existing properties, partially offset by an increase in production from the completion of 88 gross wells from July 1, 2019 to June 30, 2020.

The average price we realized on the sale of crude oil was $23.18 per Bbl for the six months ended June 30, 2020 compared to $48.46 per Bbl for the six months ended June 30, 2019, primarily due to changes in market prices for crude oil and the $12.3 million decrease of crude oil revenue explained above.

Natural gas sales revenues. Natural gas sales revenues decreased by $19.3 million to $38.3 million for the six months ended June 30, 2020 as compared to natural gas sales revenues of $57.6 million for the six months ended June 30, 2019. An increase in sales volumes between these periods contributed a $14.9 million positive impact, while a decrease in natural gas prices contributed a $34.2 million negative impact.

For the six months ended June 30, 2020, our natural gas sales averaged 200.8 MMcf/d. Natural gas sales volumes increased by 7,531 to 36,546 MMcf for the six months ended June 30, 2020 as compared to 29,015 MMcf for the six months ended June 30, 2019. The volume increase is primarily due to the completion of 88 gross wells from July 1, 2019 to June 30, 2020, partially offset by the natural decline on existing producing properties.

The average price we realized on the sale of our natural gas was $1.05 per Mcf for the six months ended June 30, 2020 compared to $1.98 per Mcf for the six months ended June 30, 2019, primarily due to capacity constraints in transporting the wet gas associated with crude oil production coupled with a negative commodity price environment due to oversupply and a decrease in demand.

NGL sales revenues. NGL sales revenues decreased by $7.8 million to $28.0 million for the six months ended June 30, 2020 as compared to NGL sales revenues of $35.8 million for the six months ended June 30, 2019. An increase in sales volumes between these periods contributed a $15.5 million positive impact, while a decrease in price contributed a $23.3 million negative impact.

For the six months ended June 30, 2020, our NGL sales averaged 21.3 MBbl/d. NGL sales volumes increased by 1,178 to 3,885 MBbl for the six months ended June 30, 2020 as compared to 2,707 MBbl for the six months ended June 30, 2019. The volume increase is primarily due to the completion of 88 gross wells from July 1, 2019 to June 30, 2020, partially offset by the natural decline on existing producing properties. Our NGL sales are directly associated with our natural gas sales because our natural gas volumes are processed by third parties for both residue natural gas sales and NGL sales.

The average price we realized on the sale of our NGL was $7.21 per Bbl for the six months ended June 30, 2020 compared to $13.24 per Bbl for the six months ended June 30, 2019, primarily due to capacity constraints in transporting the wet gas associated with crude oil production coupled with a negative commodity price environment due to oversupply and a decrease in demand.

Lease operating expenses. Our LOE increased by $7.9 million to $53.4 million for the six months ended June 30, 2020, from $45.5 million for the six months ended June 30, 2019. The increase in LOE was primarily the result of an increase in producing wells and an increase in workover repairs, partially offset by optimization of our field cost structure during the six months ended June 30, 2020. On a per unit basis, LOE increased to $3.16 per BOE sold for the six months ended June 30, 2020 from $3.08 per BOE for the six months ended June 30, 2019.

Transportation and gathering ("T&G"). Our T&G expense increased by $26.9 million to $49.1 million for the six months ended June 30, 2020, from $22.2 million for the six months ended June 30, 2019. The increase in T&G was primarily due to an increase of volumes on a certain gathering system during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. On a per unit basis, T&G increased to $2.91 per BOE sold for the six months ended June 30, 2020 compared to $1.50 per BOE sold for the six months ended June 30, 2019.

Production taxes. Our production taxes decreased by $18.6 million to $18.1 million for the six months ended June 30, 2020 as compared to $36.7 million for the six months ended June 30, 2019. The decrease is primarily attributable to decreased revenue as production taxes are calculated as a percentage of sales revenue. Production taxes as a percentage of sales revenue was 7.9% for the six months ended June 30, 2020 as compared to 8.3% for the six months ended June 30, 2019. The consistency in production taxes as a percentage of sales revenue relates to comparatively constant estimated ad valorem and severance tax rates for the six months ended June 30, 2020.

Exploration and abandonment expenses. Our exploration and abandonment expenses were $175.1 million for the six months ended June 30, 2020, of which $169.6 million was lease abandonment expense. Due to the decrease in pricing, all of the unproved property in our northern field was abandoned and impaired in the first quarter of 2020. For the six months ended June 30, 2019, we recognized $19.5 million in exploration and abandonment expenses.

Depletion, depreciation, amortization and accretion expense. Our DD&A expense decreased $78.4 million to $158.7 million for the six months ended June 30, 2020 as compared to $237.1 million for the six months ended June 30, 2019. On a per unit basis, DD&A expense decreased to $9.39 per BOE for the six months ended June 30, 2020 from $16.05 per BOE for the six months ended June 30, 2019. This decrease is due to an impairment of $1.3 billion of proved oil and gas properties that occurred during the fourth quarter of 2019.

Impairment of long lived assets. For the six months ended June 30, 2020 and 2019, impairment expense was $1.7 million and $11.2 million, respectively, related to impairment of the proved oil and gas properties in our northern field as the fair value did not exceed the carrying amount associated with the properties.

General and administrative expenses ("G&A"). General and administrative expenses decreased by $22.7 million to $35.7 million for the six months ended June 30, 2020 as compared to $58.4 million for the six months ended June 30, 2019. This decrease is primarily due to reductions of workforce during the first and second quarters of 2020, and a decrease in stock-based compensation expense recognized for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. On a per unit basis, G&A expense decreased to $2.12 per BOE sold for the six months ended June 30, 2020 from $3.95 per BOE sold for the six months ended June 30, 2019.

Our G&A expenses for the six months ended June 30, 2020 includes $2.5 million related to the terms of separation agreements with two former executive officers. No expenses of this nature were incurred during the six months ended June 30, 2019.

Our G&A expenses include the non-cash expense for stock-based compensation for equity awards granted to our employees and directors. For the six months ended June 30, 2020, there was $2.6 million of stock-based compensation expense. For the six months ended June 30, 2019, stock-based compensation expense was $27.9 million.

Other operating expenses. Other operating expenses were $65.8 million for the six months ended June 30, 2020. This amount is primarily made up of a $46.8 million loss contingency from an alleged breach in contract stemming from a purported failure to complete the pipeline extensions connecting certain wells to the Badger central gathering facility prior to April 1, 2020, and a $9.5 million early termination fee related to the termination of our crude oil marketing contract. Also included in this amount is a $7.1 million charge to income for expenses related to a workforce reduction in February and May 2020.

Commodity derivative gain (loss). Primarily due to the decrease in NYMEX crude oil futures prices at June 30, 2020 as compared to December 31, 2019 and change in fair value from the execution of new positions, we incurred a net gain on our commodity derivatives of $193.7 million for the six months ended June 30, 2020. Primarily due to the increase in NYMEX crude oil futures prices at June 30, 2019 as compared to December 31, 2018 and change in fair value from the execution of new positions, we incurred a net loss on our commodity derivatives of $48.6 million for the six months ended June 30, 2019, including the amortization of premiums. These gains and losses are a result of our hedging program, which is used to mitigate our exposure to commodity price fluctuations. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program in the future. Therefore, we expect our net income (loss) to reflect the volatility of commodity price forward markets. Our cash flow will only be affected upon settlement of the transactions at the current market prices at that time. During the six months ended June 30, 2020, we settled commodity derivatives totaling $166.7 million. During the six months ended June 30, 2019, we paid settlements of commodity derivatives totaling $24.5 million.

Loss on deconsolidation of Elevation Midstream, LLC. On March 16, 2020, we deconsolidated Elevation Midstream, LLC. Upon deconsolidation, we elected the fair value option to remeasure the Elevation equity method investment and determined it had no fair value. The Company recorded a $73.1 million loss on deconsolidation of

Elevation Midstream, LLC in the condensed consolidated statements of operations for the six months ended June 30, 2020.

Reorganization items, net. Due to the commencement of the Chapter 11 Cases during the second quarter of 2020, we have incurred and will continue to incur significant costs associated with the reorganization, primarily legal and professional fees. For the six months ended June 30, 2020, we recognized $26.9 million in reorganization items. No reorganization items were recognized during the same period in the preceding year. Please see to Note 5—Reorganization Items, Net in Part I, Item I, Financial Information of this Quarterly Report.

Interest expense. Interest expense consists of interest expense on our long-term debt and amortization of debt issuance costs, net of capitalized interest. For the six months ended June 30, 2020, we recognized interest expense of $41.7 million as compared to $31.6 million for the six months ended June 30, 2019, as a result of borrowings under our DIP Credit Facility, our Credit Facility, our 2024 Senior Notes, our 2026 Senior Notes and the amortization of debt issuance costs.

We incurred interest expense for the six months ended June 30, 2020 of $42.5 million related to our 2024 Senior Notes, 2026 Senior Notes, Credit Facility and DIP Credit Facility. We incurred interest expense for the six months ended June 30, 2019 of approximately $43.0 million related to our Credit Facility, our 2024 Senior Notes, and our 2026 Senior Notes. Also included in interest expense for the six months ended June 30, 2020 and 2019 was the amortization of debt issuance costs of $3.2 million and $2.8 million, respectively. For the six months ended June 30, 2020 and 2019, we capitalized interest expense of $4.0 million and $3.8 million, respectively. Interest expense for the six months ended June 30, 2019 also includes $10.5 million of gain on debt extinguishment upon the repurchase of our 2026 Senior Notes.

Income tax (expense) benefit. We recorded income tax expense of $2.2 million for the six months ended June 30, 2020 and income tax benefit of $13.9 million for the six months ended June 30, 2019. This resulted in an effective tax rate of approximately (0.8)% and 21.6% for the six months ended June 30, 2020 and 2019, respectively. Our effective tax rate for the six months ended June 30, 2020 and 2019 differs from the U.S. statutory income tax rates of 21.0% primarily due to the effects of state income taxes, estimated taxable permanent differences, and valuation allowance.

Gathering and facilities segment. Prior to March 31, 2020, we had two operating segments, (i) the exploration, development and production of oil, natural gas and NGL (the "exploration and production segment") and (ii) the construction, operation and support of midstream assets to gather and process crude oil and gas production (the "gathering and facilities segment"). Please see Note 1—Business and Organization — Deconsolidation of Elevation Midstream, LLC in Part I, Item I, Financial Information of this Quarterly Report for further information related to the deconsolidation of Elevation Midstream, LLC.

In October 2019, Elevation commenced moving crude oil, natural gas and water through its Badger central gathering facility. Because Elevation had no revenue and insignificant operating expenses for the three and six months ended June 30, 2019, comparison to the three and six months ended June 30, 2020 is not relevant. Extraction's condensed consolidated statements of operations for the three months ended June 30, 2020 did not contain any Elevation activity due to their deconsolidation on March 16, 2020. The following amounts were incurred entirely during the first quarter of 2020, but are still part of amounts six months ended June 30, 2020. During the first quarter of 2020, the gathering and facilities segment had revenues of $6.0 million and direct operating expenses of $3.9 million. General and administrative expenses were $0.7 million for the six months ended June 30, 2020 and $2.0 million for the six months ended June 30, 2019. Depreciation expense was $1.1 million during the first quarter of 2020 as the gathering facility was placed into service during the fourth quarter of 2019. Please see Note 16—Segments in Part I, Item I, Financial Information of this Quarterly Report.

Liquidity and Capital Resources

Chapter 11 Cases and Effect of Automatic Stay

On June 14, 2020, we filed for relief under chapter 11 of the Bankruptcy Code. The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Credit Agreement and the indentures governing our Senior Notes, resulting in the automatic and immediate acceleration of all of our outstanding debt under the Credit Agreement and the Senior Notes. Any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. On June 14, 2020, we also entered into the RSA with certain holders of our Senior Notes to support a restructuring in accordance with the terms set forth therein. As more fully disclosed in Note 1—Business and Organization and Note 6—Long-Term Debt in Part I, Item 1. Financial Information of this Quarterly Report, the RSA contemplates a financial restructuring which would provide for the treatment of holders of certain claims and existing equity interests.

We expect to continue operations in the ordinary course for the duration of the Chapter 11 Cases. To ensure ordinary course operations, we have obtained approval from the Bankruptcy Court of the First Day Motions to continue our ordinary course operations after the filing date. In addition, we have obtained a DIP Credit Facility to fund operations during the bankruptcy proceedings. However, for the duration of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court and our creditors. The significant risks and uncertainties related to our liquidity and Chapter 11 Cases described above raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will confirm and consummate a Restructuring Plan as contemplated by the RSA or complete another plan of reorganization with respect to the Chapter 11 Cases. As a result, we have concluded that management’s plans do not alleviate substantial doubt about our ability to continue as a going concern.

As a result of the Chapter 11 Cases, our total available liquidity as of June 30, 2020 consisted of cash on hand of $62.6 million. We expect to continue using additional cash that will further reduce this liquidity. With the Bankruptcy Court’s authorization of the Final DIP Order on July 20, 2020, we obtained access to an additional $35.0 million under the DIP Credit Facility as is described in Note 6—Long-Term Debt in Part I, Item 1. Financial Information of this Quarterly Report. With cash on hand and DIP Credit Facility availability, we believe that we will have sufficient liquidity, including funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 Cases. As such, we expect to pay vendor and royalty obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments.

Sources of Liquidity and Capital Resources

Historically, our primary sources of liquidity have been borrowings under our Credit Facility, proceeds from notes offerings and preferred stock offerings, equity provided by investors, including our management team, cash from issuance of preferred stock, and cash flows from divestitures and from the sale of oil, gas and NGL production. Our primary uses of capital have been for the acquisition of oil and gas properties to increase our acreage position, as well as development and exploration of oil and gas properties. As of June 30, 2020, our DIP Credit Facility borrowings were $15.0 million, with $37.5 million total outstanding including amounts that were rolled over from the Credit Facility. Our Credit Facility borrowings were $481.9 million and $470.0 million at June 30, 2020, and December 31, 2019, respectively. We had senior notes totaling $1.1 billion outstanding at June 30, 2020 and December 31, 2019. We also have other contractual commitments, which are described in Note 14—Commitments and Contingencies in Part I, Item 1, Financial Information of this Quarterly Report.

With the Bankruptcy Court’s authorization of the DIP Credit Facility, we believe that we have sufficient liquidity to execute our business plan through the bankruptcy proceedings.

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

We had a Stock Repurchase Program that ended in 2019. During the six months ended June 30, 2019, spending under this program was $115.7 million. We also had a Senior Notes Repurchase Program in place. Spending under this program during the six months ended June 30, 2019 was $39.3 million. No common stock or Senior Notes were repurchased during the six months ended June 30, 2020.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Six Months Ended
	June 30,
	2020	2019
Net cash provided by operating activities	$83,954	$218,444
Net cash used in investing activities	$(191,413)	$(449,244)
Net cash provided by financing activities	$145,358	$31,721

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net cash provided by operating activities. For the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, our net cash provided by operating activities decreased by $134.5 million primarily due to the decrease in operating revenues net of expenses of $235.8 million primarily as a result of a decrease in commodity prices and a decrease of $18.7 million in cash paid for interest offset by an increase of $80.6 million related to changes in working capital and an increase of $87.4 million in commodity derivative settlement payments.

Net cash used in investing activities. For the six months ended June 30, 2020, net cash used in investing activities decreased by $257.8 million compared to the six months ended June 30, 2019 primarily as a result of $121.6 million less spent on oil and gas property additions, $119.5 million less spent on gathering systems and facilities, $21.8 million less spent on other property and equipment and $4.9 million less spent on our investment in unconsolidated subsidiaries. Proceeds from the sale of assets was $8.8 million less during the first six months of 2020 than during the same period in 2019.

Net cash provided by financing activities. For the six months ended June 30, 2020, net cash provided by financing activities was $113.6 million more than for the six months ended June 30, 2019 primarily as a result of $116.5 million spent to repurchase common stock, $39.3 million spent to repurchase 2026 Senior Notes and $5.4 million spent on Preferred Stock Dividends during the first six months of 2019 which were not spent during first six months of 2020. Also, net borrowings on the Credit Facility and DIP Credit Facility during the first six months of 2020 were $49.5 million less compared to the first six months of 2019.

Working Capital

Our working capital deficit was $322.1 million and $240.8 million at June 30, 2020 and December 31, 2019, respectively. However, as of June 30, 2020, many of our current liabilities were classified as liabilities subject to compromise. Our cash balances totaled $62.6 million and $32.4 million at June 30, 2020 and December 31, 2019, respectively.

Due to the amounts that we incur related to our drilling and completion program and the timing of such expenditures, we may incur working capital deficits in the future. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil, natural gas and NGL production will be the largest variables affecting our working capital along with reorganization costs pertaining to the bankruptcy. As part of the Chapter 11 Cases, the Company filed a motion to reject its drilling rig contracts. As such, the Company recorded $6.7 million in liabilities subject to compromise on the condensed consolidated balance sheets as of June 30, 2020 and in reorganization items, net on the condensed consolidated statements of operations. Please see Note 14—Commitments and Contingencies and Note 1—Business and Organization — Ability to Continue as a Going Concern in Part I, Item 1. Financial Information of this Quarterly Report.

Debt Arrangements

For details of our debt arrangements including our DIP Credit Facility, Credit Facility, 2024 Senior Notes and 2026 Senior Notes, please see Note 6—Long-Term Debt in Part I, Item 1. Financial Information of this Quarterly Report. Additional debt disclosures specific to this Management Discussion and Analysis section are as follows.

If we experience certain kinds of changes of control, holders of our 2024 and 2026 Senior Notes may have the right to require us to repurchase their notes at 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to the date of purchase.

Equity Arrangements

For details of our equity arrangements including our Series A Preferred Stock and Elevation Preferred Units, please see Note 12—Equity in Part I, Item 1. Financial Information of this Quarterly Report.

Critical Accounting Policies and Estimates

Effective June 14, 2020, as a result of the filing of the Chapter 11 Cases, we began accounting and reporting according to ASC 852—Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions associated with the reorganization separate from activities related to ongoing operations of the business.

There were no other material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 other than the deconsolidation of Elevation Midstream, LLC discussed in Note 1—Business and Organization in Part I, Item 1. Financial Information of this Quarterly Report.

Recent Accounting Pronouncements

Please see Note 2—Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements in Part 1, Item 1 of this Quarterly Report for a detailed list of recent accounting pronouncements.

Impact of Inflation/Deflation and Pricing

All of our transactions are denominated in U.S. dollars. Typically, as prices for oil and natural gas increase, associated costs rise. Conversely, as prices for oil and natural gas decrease, costs decline. Cost declines tend to lag and may not adjust downward in proportion to declining commodity prices. Historically, field-level prices received for our oil and natural gas production have been volatile. During the year ended December 31, 2019, commodity prices increased during the first, second and third quarter, and subsequently decreased in the fourth quarter. During the six months ended June 30, 2020, commodity prices decreased compared to the same period in 2019. Changes in commodity prices impact our revenues, estimates of reserves, assessments of any impairment of oil and natural gas properties, as well as values of properties being acquired or sold. Price changes have the potential to affect our ability to raise capital, borrow money, and retain personnel.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have material off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including the effects of adverse changes in commodity prices and interest rates as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil, natural gas and NGL prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. All of our market risk sensitive instruments were entered into for purposes other than speculative trading. LIBOR is used as a reference rate for certain of our financial instruments, such as our Credit Facility. LIBOR is set to be phased out at the end of 2021. We are currently reviewing how the LIBOR phase-out will affect the Company, but we do not expect the impact to be material.

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

To reduce the impact of fluctuations in oil and natural gas prices on our revenues, we have periodically entered into commodity derivative contracts with respect to certain of our oil and natural gas production through various transactions that limit the downside of future prices received. We plan to continue our practice of entering into such transactions to reduce the impact of commodity price volatility on our cash flow from operations. Future transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage our exposure to oil price fluctuations.

For a summary of the Company’s commodity derivative contracts as of June 30, 2020, please see Note 7—Commodity Derivative Instruments in Part 1, Item 1 of this Quarterly Report.

As of June 30, 2020, the fair market value of our oil derivative contracts was a net asset of $52.7 million. Based on our open oil derivative positions at June 30, 2020, a 10% increase in the NYMEX WTI price would decrease our net oil derivative asset by approximately $15.6 million, while a 10% decrease in the NYMEX WTI price would increase our net oil derivative asset by approximately $15.3 million. As of June 30, 2020, the fair market value of our natural gas derivative contracts was a net asset of $2.9 million. Based upon our open commodity derivative positions at June 30, 2020, a 10% increase in the NYMEX Henry Hub price would decrease our net natural gas derivative asset by approximately $0.8 million, while a 10% decrease in the NYMEX Henry Hub price would increase our net natural gas derivative asset by approximately $0.9 million. Please see “—How We Evaluate Our Operations—Derivative Arrangements.”

On June 14, 2020 we filed for relief under Chapter 11, which permitted the counterparties to our derivative instruments to terminate their outstanding hedges, and certain of our counterparties elected to exercise their right to terminate. Please refer to Note 7—Commodity Derivative Instruments in Part I, Item 1. Financial Information of this Quarterly Report for more information on these terminations, the effect such terminations will have on our cash flows, financial position and results of operations and other subsequent hedging activity.

Counterparty and Customer Credit Risk

Our cash and cash equivalents are exposed to concentrations of credit risk. We manage and control this risk by investing these funds with major financial institutions. We often have balances in excess of the federally insured limits.

We sell oil, natural gas and NGL to various types of customers, including pipelines and refineries. Credit is extended based on an evaluation of the customer’s financial conditions and historical payment record. The future availability of a ready market for oil, natural gas and NGL depends on numerous factors outside of our control, none of which can be predicted with certainty. For the six months ended June 30, 2020, we had certain major customers that exceeded 10% of total oil, natural gas and NGL revenues. We do not believe the loss of any single purchaser would materially impact our operating results because oil, natural gas and NGL are fungible products with well-established markets and numerous purchasers.

At June 30, 2020, we had commodity derivative contracts with one counterparty. We do not require collateral or other security from counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting agreements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review. For the three and six months ended June 30, 2020 and 2019, we did not incur any losses with respect to counterparty contracts. None of our existing derivative instrument contracts contain credit risk related contingent features.

Interest Rate Risk

At June 30, 2020, we had $37.5 million variable-rate debt outstanding related to our DIP Credit Facility. The impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $0.4 million per year. At June 30, 2020, we had $481.9 million variable-rate debt outstanding related to our Credit Facility. The impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $4.8 million per year. We may begin entering into interest rate swap arrangements on a portion of our outstanding debt to mitigate the risk of fluctuations in LIBOR if we have variable-rate debt outstanding in the future. Please see “—Liquidity and Capital Resources—Debt Arrangements.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2020, due to the material weakness in internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

There were no additional changes in our internal control over financial reporting during the three and six months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can found in Note 14—Commitments and Contingencies — Litigation and Legal Items in Part I, Item 1. Financial Information in this Quarterly Report.

ITEM 1A. RISK FACTORS

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described below and under Item 1A "Risk Factors," included in our Annual Report on Form 10-K filed with the SEC on March 12, 2020 and the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020. The risks described below and in our annual and quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

We are subject to the risks and uncertainties associated with proceedings under chapter 11 of the Bankruptcy Code.

On June 14, 2020, Extraction and its wholly owned subsidiaries commenced voluntary cases under chapter 11 of the Bankruptcy Code and entered into the RSA. For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute the business plan, as well as our continuation as a going concern, are subject to risks and uncertainties associated with bankruptcy. These risks include the following:

•our ability to consummate a Restructuring Plan as contemplated by the RSA with respect to the Chapter 11 Cases;
•the high costs of bankruptcy proceedings and related fees;
•our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;
•our ability to maintain contracts that are critical to our operations;
•our ability to execute our business plan in the current depressed commodity price environment;
•our ability to attract, motivate and retain key employees;
•the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•the ability of third parties to seek and obtain court approval to convert the Chapter 11 Cases to a Chapter 7 proceeding; and
•the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 Cases could adversely affect our relationships with suppliers, service providers, customers, employees and other third parties, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. We also need Bankruptcy Court confirmation of a Restructuring Plan as contemplated by the RSA. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 Cases will have on our business, financial condition, results of operations and cash flows.

Even if a Restructuring Plan is consummated, we will continue to face a number of risks, including our ability to reduce expenses, implement any strategic initiatives and generally maintain favorable relationships with and secure the confidence of our counterparties. Accordingly, we cannot guarantee that the proposed financial restructuring will achieve our stated goals nor can we give any assurance of our ability to continue as a going concern.

Operating under the Bankruptcy Court protection for a long period of time may harm our business.

A long period of operations under the Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. A prolonged period of operating under Bankruptcy Court protection may also make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships. Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to the Restructuring Plan. Even once a Restructuring Plan is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 bankruptcy.

We may not be able to obtain confirmation of the Restructuring Plan.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a plan. However, even if the Restructuring Plan contemplated by the RSA meets other requirements under the Bankruptcy Code, certain parties in interest may file objections to the plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Even if no objections are filed and the requisite acceptances of our plan are received from creditors entitled to vote on the plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Restructuring Plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims).

If no Restructuring Plan is confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity for the duration of the Chapter 11 Cases or to confirm a plan of reorganization or liquidation.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and expect to continue to incur, significant professional fees and other costs in connection with the Chapter 11 Cases. As of June 30, 2020, our total available liquidity, consisting of cash on hand was $62.5 million. We expect to continue using additional cash that will further reduce this liquidity. As is described in Note 6—Long-Term Debt in Part I, Item 1. Financial Information in this Quarterly Report, on July 20, 2020, the Bankruptcy Court approved the Final DIP Order which increased the DIP Credit Facility's aggregate commitments to $125.0 million. In addition to a total of $90.0 million outstanding, we drew $20.0 million on July 27, 2020 leaving $15.0 million of availability on the facility. With the Bankruptcy Court’s approval of the Final DIP Order, we believe that we will have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 Cases. As such, we expect to pay vendor and royalty obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments. However, there can be no assurance that our current liquidity will be sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of the Restructuring Plan. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

As a result of the Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections and claims assessments significantly impact our financial results. As a result, our historical financial performance is likely not indicative of financial performance after the date of the bankruptcy filing. In addition, if we emerge from Chapter 11, the amounts reported in subsequent periods may materially change relative to historical results, including due to revisions to our operating plans pursuant to the Restructuring Plan. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities prior to seeking bankruptcy protection. Our financial results after the application of fresh start accounting also may be different from historical trends.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose before confirmation of the Restructuring Plan (i) would be subject to compromise and/or treatment under the Restructuring Plan and/or (ii) would be discharged in accordance with the terms of the Restructuring Plan. Any claims not ultimately discharged through the Restructuring Plan could be asserted against the reorganized entities and may have an adverse effect on their financial condition and results of operations on a post-reorganization basis.

The pursuit of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the Chapter 11 Cases instead of focusing exclusively on our business operations. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

During the duration of the Chapter 11 Cases, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

In certain instances, a chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to cases under chapter 7 of the Bankruptcy Code. In such event, a chapter 7 trustee would be appointed or elected to liquidate our assets and the assets of our subsidiaries for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a plan of reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure, (ii) our ability to obtain adequate liquidity and financing sources, (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them, (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

Even if the Restructuring Plan is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Restructuring Plan is consummated, we will continue to face a number of risks, including further deterioration in commodity prices or other changes in economic conditions, changes in our industry, changes in market demand and increasing expenses. Accordingly, we cannot guarantee that the Restructuring Plan or any other chapter 11 plan of reorganization will achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through such plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of our Chapter 11 Cases. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital. As a result, we cannot give any assurance of our ability to continue as a going concern, even if a chapter 11 plan of reorganization is confirmed.

Our ability to use our net operating loss carryforwards (“NOLs”) may be limited.

Transfers of our equity, or issuances of equity in connection with our Chapter 11 Cases, may impair our ability to utilize our federal income tax NOLs in future years. Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We have U.S. federal NOLs of approximately $1.1 billion as of December 31, 2019. Our ability to use our NOLs to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in section 382 of the Code, then our ability to use our NOLs may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more shareholders owning 5% or more of a corporation’s stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Following the implementation of a plan of reorganization, it is expected that an “ownership change” will be deemed to occur. Therefore, the amount of our net operating losses that may be used to offset future taxable income generally is expected to be subject to an annual limitation following our emergence from the Chapter 11 Cases, unless we are able to, and do not elect not to, utilize section 382(l)(5) of the Code.

Our common stock was delisted from the NASDAQ and is currently traded on the Pink Open Market, operated by OTC Markets Group Inc., which involves additional risks compared to being listed on a national securities exchange.

Trading in our common stock was suspended and removed from listing on NASDAQ on June 25, 2020. We will not be able to re-list our common stock on a national securities exchange during the pendency of the Chapter 11 Cases, although our common stock has been trading in the over-the-counter market. The trading of our common stock on the Pink Open Market rather than NASDAQ may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders. Securities traded on the Pink Open Market market generally have significantly less liquidity than securities traded on a national securities exchange due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Chapter 11 Cases.

Because our common stock trades on the Pink Open Market, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our common stock.

As of July 27, 2020, we have only $15.0 million of availability under our DIP Credit Facility. Unless we are able to successfully discharge or restructure our existing indebtedness, obtain further waivers or forbearance from our existing lenders or otherwise raise significant capital, it is unlikely that we will be able to meet our obligations as they become due, and we may not be able to continue as a going concern.

Our working capital deficit was $322.1 million and $240.8 million at June 30, 2020 and December 31, 2019, respectively. However, as of June 30, 2020, many of our current liabilities were classified as liabilities subject to compromise. Our cash balances totaled $62.6 million and $32.4 million at June 30, 2020 and December 31, 2019, respectively. For the year ended December 31, 2019, the Company incurred net losses of approximately $1.4 billion. Our continuation as a going concern is dependent upon attaining and maintaining profitable operations and, until that time, raising additional capital as needed, but there can be no assurance that we will be able to obtain sufficient financing. Our ability to generate positive cash flow from operations is dependent upon generating sufficient revenues. To date, our operations have been funded by the sale of oil, gas and NGL production based on prevailing market prices, which decreased significantly in March and April 2020. Our operations have also been funded through availability on our DIP Credit Facility and previously, our Credit Facility. As is described in Note 6—Long-Term Debt in Part I, Item 1. Financial Information in this Quarterly Report, on July 20, 2020, the Bankruptcy Court approved the Final DIP Order which increased the DIP Credit Facility's aggregate commitments to $125.0 million. In addition to a total of $90.0 million outstanding, we drew $20.0 million on July 27, 2020 leaving $15.0 million of availability on the facility. With the Bankruptcy Court’s approval of the Final DIP Order, we believe that we will have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 Cases. As such, we expect to pay vendor and royalty obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments. However, there can be no assurance that our current liquidity will be sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of the Restructuring Plan and thus continue as a going concern. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs to continue as a going concern.

Outbreaks of communicable diseases, including the COVID-19 pandemic, could adversely affect our business, financial condition, results of operations and cash flows.

Global or national health concerns, including the outbreak of pandemic or contagious disease, can negatively impact the global economy and, therefore, demand and pricing for oil and natural gas products. For example, there have been recent outbreaks in many countries, including the United States, of a highly transmissible and pathogenic coronavirus, which the World Health Organization declared a pandemic in March 2020. The outbreak of communicable diseases, or the perception that such an outbreak could occur, could result in a widespread public health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that would negatively impact the demand for oil and natural gas products. Furthermore, uncertainty regarding the impact and length of any outbreak of pandemic or contagious disease, including COVID-19, could lead to increased volatility in oil and natural gas prices. The occurrence or continuation of any of these events could lead to decreased revenues and limit our ability to execute on our business plan, which could adversely affect our business, financial condition, results of operations and cash flows.

Additionally, in response to the COVID-19 pandemic, our corporate staff has begun working remotely and many of our key vendors, service suppliers and partners have similarly begun to work remotely. As a result of such remote work arrangements, certain operational, reporting, accounting and other processes may slow, which could result in longer time to execute critical business functions, higher operating costs and uncertainties regarding the quality of services and supplies. Also, in the event that there is an outbreak of COVID-19 at any of our operating locations, we could be forced to cease operations at such location. Any of the foregoing could adversely affect our business, financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Credit Agreement and the indentures governing the Company’s Senior Notes, resulting in the automatic and immediate acceleration of all of the Company’s debt outstanding under the Credit Agreement and Senior Notes. Accordingly, the Company has classified its outstanding senior note debt as liabilities subject to compromise on its condensed consolidated balance sheet as of June 30, 2020. The Credit Facility was not classified as liabilities subject to compromise because it is fully secured in the Chapter 11 Cases and is expected to be unimpaired. Please refer to Note 4—Liabilities Subject to Compromise and Note 6—Long-Term Debt in Part I, Item 1. Financial Information in this Quarterly Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this report, and such Exhibit Index is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit #	Description
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

4.1
Interim Order (I) Approving Notification and Hearing Procedures for Certain Transfers of and Declarations of Worthlessness with Respect to Common Shares and Preferred Shares and (II) Granting Related Relief [Docket No. 88] (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on June 17, 2020).

†10.1
Indemnification Agreement (Marianella Foschi) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37907) filed with the Commission on May 11, 2020).

10.2
Restructuring Support Agreement dated as of June 14, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on June 14, 2020).

10.3
Tripartite Agreement, dated June 11, 2020, by and among Extraction, the Resigning Trustee and the Successor Trustee, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on June 14, 2020).

10.4
Superpriority Senior Secured Debtor-in-Possession Credit Agreement, dated as of June 16, 2020, by and among Extraction Oil & Gas, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on July 24, 2020).

10.5
Amendment No. 1 to Superpriority Senior Secured Debtor-in-Possession Credit Agreement, dated as of July 20, 2020, by and among Extraction Oil & Gas, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on July 24, 2020).

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

Date: August 10, 2020.

Extraction Oil & Gas, Inc.

By:	/S/ MATTHEW R. OWENS
Matthew R. Owens
President and Chief Executive Officer (principal executive officer)

By:	/S/ TOM L. BROCK
Tom L. Brock
Vice President and Chief Accounting Officer (principal financial officer)