Form 10-Q
period 2020-09-30
Extraction Oil & Gas, Inc.
filed 2020-11-09
CIK 1655020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

The total number of shares of common stock, par value $0.01 per share, outstanding as of November 6, 2020 was 138,371,578.

EXTRACTION OIL & GAS, INC.

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	2
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest for the three and nine months ended September 30, 2020 and 2019	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	65
Item 4.	Controls and Procedures	66

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	67
Item 1A.	Risk Factors	67
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults upon Senior Securities	68
Item 4.	Mine Safety Disclosures	69
Item 5.	Other Information	69
Item 6.	Exhibits	69
	Signatures	70

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Debtor-In-Possession)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$121,165	$32,382
Accounts receivable, net
Trade	53,485	32,009
Oil, natural gas and NGL sales	54,349	105,103
Inventory, prepaid expenses and other	48,951	36,702
Commodity derivative asset	32,625	17,554
Total Current Assets	310,575	223,750
Property and Equipment (successful efforts method), at cost:
Proved oil and gas properties	4,718,471	4,530,934
Unproved oil and gas properties	334,971	524,214
Wells in progress	140,290	149,733
Less: accumulated depletion, depreciation, amortization and impairment charges	(3,218,591)	(2,985,983)
Net oil and gas properties	1,975,141	2,218,898
Gathering systems and facilities, net of accumulated depreciation	—	315,777
Other property and equipment, net of accumulated depreciation	71,379	72,542
Net Property and Equipment	2,046,520	2,607,217
Non-Current Assets:
Commodity derivative asset	—	13,229
Other non-current assets	13,476	82,761
Total Non-Current Assets	13,476	95,990
Total Assets	$2,370,571	$2,926,957
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$38,481	$190,864
Revenue payable	38,544	108,493
Production taxes payable	2,503	115,489
Commodity derivative liability	676	1,998
Accrued interest payable	5,369	20,625
Asset retirement obligations	—	27,058
DIP Credit Facility—Note 6	110,000	—
Credit Facility—Note 6	453,746	—
Total Current Liabilities	649,319	464,527
Non-Current Liabilities:
Credit Facility	—	470,000
Senior Notes, net of unamortized debt issuance costs	—	1,085,777
Production taxes payable	17,116	98,740
Commodity derivative liability	—	108
Other non-current liabilities	—	54,579
Asset retirement obligations	—	68,850
Total Non-Current Liabilities	17,116	1,778,054
Liabilities Subject to Compromise	2,109,446	—
Total Liabilities	2,775,881	2,242,581
Commitments and Contingencies—Note 14
Series A Convertible Preferred Stock, $0.01 par value; 50,000,000 shares authorized, 185,280 issued and outstanding	189,840	175,639
Stockholders' Equity (Deficit):
Common stock, $0.01 par value; 900,000,000 share authorized; 138,370,948 and 137,657,922 issued and outstanding, respectively	1,336	1,336
Treasury stock, at cost, 38,859,078 shares	(170,138)	(170,138)
Additional paid-in capital	2,140,364	2,156,383
Accumulated deficit	(2,566,712)	(1,743,208)
Total Extraction Oil & Gas, Inc. Stockholders' Equity (Deficit)	(595,150)	244,373
Noncontrolling interest	—	264,364
Total Stockholders' Equity (Deficit)	(595,150)	508,737
Total Liabilities and Stockholders' Equity	$2,370,571	$2,926,957

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Debtor-In-Possession)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Oil sales	$111,072	$151,042	$271,581	$501,591
Natural gas sales	24,413	16,801	62,734	74,385
NGL sales	22,741	9,099	50,753	44,940
Gathering and compression	—	—	1,473	—
Total Revenues	158,226	176,942	386,541	620,916
Operating Expenses:
Lease operating expense	12,401	22,979	65,775	68,445
Midstream operating expenses	—	—	3,935	—
Transportation and gathering	50,166	6,922	99,258	29,142
Production taxes	1,696	9,711	19,828	46,419
Exploration and abandonment expenses	9,762	13,245	184,903	32,725
Depletion, depreciation, amortization and accretion	85,306	114,996	243,977	352,134
Impairment of long lived assets	—	—	1,736	11,233
Gain on sale of property and equipment	—	(1,011)	—	(1,329)
General and administrative expense	11,605	27,445	47,350	85,835
Other operating expenses	9,766	—	75,549	—
Total Operating Expenses	180,702	194,287	742,311	624,604
Operating Loss	(22,476)	(17,345)	(355,770)	(3,688)
Other Income (Expense):
Commodity derivative gain (loss)	(9,673)	87,956	184,041	39,383
Loss on deconsolidation of Elevation Midstream, LLC	—	—	(73,139)	—
Reorganization items, net	(501,073)	—	(527,992)	—
Interest expense(1)	(7,388)	(23,224)	(49,059)	(54,791)
Other income	3	1,337	615	3,332
Total Other Income (Expense)	(518,131)	66,069	(465,534)	(12,076)
Income (Loss) Before Income Taxes	(540,607)	48,724	(821,304)	(15,764)
Income tax expense	—	(14,800)	(2,200)	(900)
Net Income (Loss)	$(540,607)	$33,924	$(823,504)	$(16,664)
Net income attributable to noncontrolling interest	—	5,776	6,160	13,849
Net Income (Loss) Attributable to Extraction Oil & Gas, Inc.	(540,607)	28,148	(829,664)	(30,513)
Adjustments to reflect Series A Preferred Stock dividends and accretion of discount	(1,865)	(4,403)	(14,201)	(13,079)
Net Income (Loss) Available to Common Shareholders, Basic and Diluted	$(542,472)	$23,745	$(843,865)	$(43,592)
Income (Loss) Per Common Share (Note 13)
Basic and diluted	$(3.92)	$0.17	$(6.11)	$(0.28)
Weighted Average Common Shares Outstanding
Basic and diluted	138,348	137,789	138,080	155,847
(1)Absent the automatic stay described in Note 6—Long-Term Debt, interest expense for the three and nine months ended September 30, 2020 would have been $24.6 million and $69.2 million, respectively.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Debtor-In-Possession)
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(823,504)	$(16,664)
Reconciliation of net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	243,977	352,134
Abandonment and impairment of unproved properties	179,022	26,166
Impairment of long lived assets	1,736	11,233
Gain on sale of property and equipment	—	(319)
Gain on sale of assets of unconsolidated subsidiary	—	(1,010)
Gain on repurchase of 2026 Senior Notes	—	(10,486)
Amortization of debt issuance costs	3,345	3,799
Non-cash lease expense	10,549	7,739
Non-cash reorganization items, net	13,398	—
Contract asset	12,317	22,175
Commodity derivatives gain	(184,041)	(39,383)
Settlements on commodity derivatives	76,992	(18,527)
Premiums paid on commodity derivatives	—	(2,852)
Earnings in unconsolidated subsidiaries	(480)	(1,217)
Loss on deconsolidation of Elevation Midstream, LLC	73,139	—
Distributions from unconsolidated subsidiaries	—	2,630
Deferred income tax expense	2,200	900
Stock-based compensation	4,462	39,306
Changes in current assets and liabilities:
Accounts receivable—trade	(19,384)	(1,395)
Accounts receivable—oil, natural gas and NGL sales	50,754	16,293
Inventory, prepaid expenses and other	(26,868)	1,078
Accounts payable and accrued liabilities	62,668	(6,469)
Accrued damages for rejected and settled contracts	494,398	—
Revenue payable	(6,986)	(21,723)
Production taxes payable	(16,311)	12,211
Accrued interest payable	16,420	(4,977)
Asset retirement expenditures	(18,750)	(14,081)
Net cash provided by operating activities	149,053	356,561
Cash flows from investing activities:
Oil and gas property additions	(218,382)	(526,187)
Sale of property and equipment	11,147	41,982
Gathering systems and facilities additions, net of cost reimbursements	4,193	(169,180)
Other property and equipment additions	(3,574)	(32,575)
Investment in unconsolidated subsidiaries	(10,033)	(22,487)
Distributions from unconsolidated subsidiary, return of capital	—	569
Sale of assets of unconsolidated subsidiary	—	1,010
Net cash used in investing activities	(216,649)	(706,868)
Cash flows from financing activities:
Borrowings under Credit Facility	200,500	375,000
Repayments under Credit Facility	(70,000)	(110,000)
Borrowings under DIP Credit Facility	35,000	—
Repurchase of 2026 Senior Notes	—	(39,325)
Repurchase of common stock	—	(137,743)
Payment of employee payroll withholding taxes	(120)	(1,164)
Dividends on Series A Preferred Stock	—	(8,164)
Debt issuance costs and other financing fees	(1,273)	(2,055)
Proceeds from issuance of Preferred Units	—	99,000
Preferred Unit issuance costs	—	(2,500)
Net cash provided by financing activities	164,107	173,049
Effect of deconsolidation of Elevation Midstream, LLC	(7,728)	—
Increase (decrease) in cash and cash equivalents	88,783	(177,258)
Cash, cash equivalents at beginning of period	32,382	234,986
Cash, cash equivalents at end of the period	$121,165	$57,728
Supplemental cash flow information:
Property and equipment included in accounts payable and accrued liabilities	$38,898	$158,178
Cash paid for interest	$34,188	$71,878
Cash paid for reorganization items, net	$10,454	$—
Accretion of beneficial conversion feature of Series A Preferred Stock	$5,452	$4,915
Preferred Units commitment fees and dividends paid-in-kind	$6,160	$13,849
Series A Preferred Stock dividends paid-in-kind	$8,749	$—
Derivative unwinds decreasing the Credit Facility	$96,065	$—
Draw on letter of credit increasing the Credit Facility	$24,311	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(Debtor-In-Possession)
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Extraction Oil & Gas, Inc. Stockholders' Equity (Deficit)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount				Amount
Balance at January 1, 2020	176,517	$1,336	38,859	$(170,138)	$2,156,383	$(1,743,208)	$244,373	$264,364	$508,737
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(6,160)	—	(6,160)	6,160	—
Series A Preferred Stock dividends	—	—	—	—	(4,748)	—	(4,748)	—	(4,748)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,770)	—	(1,770)	—	(1,770)
Restricted stock issued, net of tax withholdings and other	234	—	—	—	(35)	—	(35)	—	(35)
Net income	—	—	—	—	—	9,037	9,037	—	9,037
Effects of deconsolidation of Elevation Midstream, LLC	—	—	—	—	—	—	—	(270,524)	(270,524)
Balance at March 31, 2020	176,751	$1,336	38,859	$(170,138)	$2,143,670	$(1,734,171)	$240,697	$—	$240,697
Stock-based compensation	—	—	—	—	2,560	—	2,560	—	2,560
Series A Preferred Stock dividends	—	—	—	—	(4,001)	—	(4,001)	—	(4,001)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,817)	—	(1,817)	—	(1,817)
Restricted stock issued, net of tax withholdings and other	452	—	—	—	(85)	—	(85)	—	(85)
Net loss	—	—	—	—	—	(291,934)	(291,934)	—	(291,934)
Balance at June 30, 2020	177,203	$1,336	38,859	$(170,138)	$2,140,327	$(2,026,105)	$(54,580)	$—	$(54,580)
Stock-based compensation	—	—	—	—	1,902	—	1,902	—	1,902
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,865)	—	(1,865)	—	(1,865)
Restricted stock issued, net of tax withholdings and other	27	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(540,607)	(540,607)	—	(540,607)
Balance at September 30, 2020	177,230	$1,336	38,859	$(170,138)	$2,140,364	$(2,566,712)	$(595,150)	$—	$(595,150)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Extraction Oil & Gas, Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Amount
Balance at January 1, 2019	176,210	$1,678	4,543	$(32,737)	$2,153,661	$(375,788)	$1,746,814	$147,872	$1,894,686
Preferred Units issuance costs	—	—	—	—	—	—	—	(10)	(10)
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(3,975)	—	(3,975)	3,975	—
Stock-based compensation	—	—	—	—	13,008	—	13,008	—	13,008
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,596)	—	(1,596)	—	(1,596)
Repurchase of common stock	—	(77)	7,824	(32,135)	—	—	(32,212)	—	(32,212)
Restricted stock issued, net of tax withholdings	270	—	—	—	(454)	—	(454)	—	(454)
Net loss	—	—	—	—	—	(94,032)	(94,032)	—	(94,032)
Balance at March 31, 2019	176,480	$1,601	12,367	$(64,872)	$2,157,923	$(469,820)	$1,624,832	$151,837	$1,776,669
Preferred Units issuance costs and discount	—	—	—	—	—	—	—	10	10
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(4,098)	—	(4,098)	4,098	—
Stock-based compensation	—	—	—	—	14,957	—	14,957	—	14,957
Series A Preferred Stock dividends	—	—	—	—	(2,722)	—	(2,722)	—	(2,722)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,637)	—	(1,637)	—	(1,637)
Repurchase of common stock	—	(217)	21,685	(84,067)	—	—	(84,284)	—	(84,284)
Restricted stock issued, net of tax withholdings	108	—	—	—	(128)	—	(128)	—	(128)
Net income	—	—	—	—	—	43,444	43,444	—	43,444
Balance at June 30, 2019	176,588	$1,384	34,052	$(148,939)	$2,164,295	$(426,376)	$1,590,364	$155,945	$1,746,309
Preferred Units issued	—	—	—	—	—	—	—	99,000	99,000
Preferred Units issuance costs	—	—	—	—	—	—	—	(2,500)	(2,500)
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(5,776)	—	(5,776)	5,776	—
Stock-based compensation	—	—	—	—	11,387	—	11,387	—	11,387
Series A Preferred Stock dividends	—	—	—	—	(2,721)	—	(2,721)	—	(2,721)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,682)	—	(1,682)	—	(1,682)
Repurchase of common stock	—	(48)	4,807	(21,199)	—	—	(21,247)	—	(21,247)
Restricted stock issued, net of tax withholdings	344	—	—	—	(582)	—	(582)	—	(582)
Net income	—	—	—	—	—	33,924	33,924	—	33,924
Balance at September 30, 2019	176,932	$1,336	38,859	$(170,138)	$2,164,921	$(392,452)	$1,603,667	$258,221	$1,861,888

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

Voluntary Reorganization under Chapter 11 of the Bankruptcy Code

As previously disclosed, on June 14, 2020 (the “Petition Date”), Extraction and its wholly owned subsidiaries (collectively, the “Debtors”), filed voluntary petitions for relief under chapter 11 ("Chapter 11") of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtor's Chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under the caption In re Extraction Oil & Gas., et al. Case No. 20-11548 (CSS).

The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors continue to operate as an ongoing business in accordance with the previously approved Bankruptcy Court orders.

The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Credit Agreement (as defined in Note 6—Long-Term Debt) and the indentures governing the Company’s Senior Notes (as defined below), resulting in the automatic and immediate acceleration of all of the Company’s debt outstanding under the Credit Agreement and Senior Notes. Accordingly, the Company has classified its outstanding Senior Notes debt as liabilities subject to compromise on its condensed consolidated balance sheet as of September 30, 2020. The Credit Facility (as defined in Note 6—Long-Term Debt) was not classified as liabilities subject to compromise because it is fully secured and is expected to be unimpaired. Please refer to Note 4—Liabilities Subject to Compromise for more information. Pursuant to the Bankruptcy Code and as described in Note 6—Long-Term Debt, the filing of the Chapter 11 Cases automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.

Restructuring Support Agreement

As previously disclosed, on June 14, 2020, the Company entered into a Restructuring Support Agreement (the “RSA”) with (i) significant holders of its 7.375% senior unsecured notes due 2024 (the “2024 Senior Notes”) issued pursuant to that certain indenture, dated as of August 1, 2017, by and among Extraction, as issuer, certain guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee (such trustee, “WSFS” and such indenture, the “2024 Senior Notes Indenture”) and (ii) significant holders (such holders, together with the foregoing significant holders under the 2024 Senior Notes, the “Consenting Stakeholders”) of its 5.625% senior unsecured notes due 2026 (the “2026 Senior Notes” and, together with the 2024 Senior Notes, the “Senior Notes”) issued pursuant to that certain indenture, dated as of January 25, 2018, by and among Extraction, the subsidiary guarantors party thereto and WSFS, as trustee (the “2026 Senior Notes Indenture” and, together with the 2024 Senior Notes Indenture, the “Senior Notes Indentures”). The RSA contemplates a financial restructuring of the existing indebtedness of, and equity interests in, the Company to be effectuated through a joint Chapter 11 plan of reorganization (as amended or modified, the “Restructuring Plan”).

Restructuring Plan, Disclosure Statement, and Backstop Commitment Agreement

On July 30, 2020, the Debtors filed a proposed Restructuring Plan and related Disclosure Statement describing the Restructuring Plan and the solicitation of votes to approve the same from certain of the Debtors’ creditors with respect to the Chapter 11 Cases (as amended or modified, the “Disclosure Statement”). Subsequently on October 22,

2020 and November 5, 2020, the Debtors filed first and second amendments, respectively, to the Disclosure Statement. The hearing to consider approval of the Disclosure Statement was held on November 6, 2020. On November 6, 2020, the Bankruptcy Court approved the adequacy of the Disclosure Statement and the Debtors commenced solicitation process to receive votes on the Restructuring Plan. Pursuant to the terms of the Restructuring Plan and as described in the Disclosure Statement, the Debtors will also commence a rights offering, which has been backstopped by certain holders of the Senior Notes. On November 6, 2020, the Bankruptcy Court approved the Backstop Commitment Agreement, which provides a commitment of $200 million. The hearing on the confirmation of the Restructuring Plan has been scheduled to be held on or before December 21, 2020.

The Restructuring Plan contemplates, among other things, the following:

•holders of claims under the Amended and Restated Credit Agreement, dated as of August 16, 2017, by and among Extraction, the subsidiary guarantors party thereto, the lenders from time to time thereto, and Wells Fargo Bank, National Association, as administrative agent (as may be amended, restated, supplemented, or otherwise modified from time to time, the “Credit Agreement”), except to the extent that a Holder of an Allowed Revolving Credit Agreement Claim and the Debtors against which such Allowed Revolving Credit Agreement Claim is asserted agree to a less favorable treatment for such Holder, in full and final satisfaction, settlement, release, and discharge of and in exchange for each Allowed Revolving Credit Agreement Claim, each Holder of such Allowed Revolving Credit Agreement Claim shall receive, either:

◦(i) if such Holder elects to participate in the Exit RBL Facility on a pro rata basis, determined on a ratable basis with respect to its percentage of the Obligations (as defined in the Revolving Credit Agreement) under the Revolving Credit Agreement, such Holder of an Allowed Revolving Credit Agreement Claim shall become an Exit RBL Facility Lender in accordance with the terms of the Exit RBL Facility Documents; or

◦(ii) if such Holder does not elect to participate in the Exit RBL Facility as provided above (including by not making any election with respect to the Exit RBL Facility on the ballot), its Pro Rata Share of the Exit Term Loans.

•holders of claims under the Senior Notes Indentures (“Senior Notes Claims”) shall receive, in full and final satisfaction, compromise, settlement, release, and discharge of, and in exchange for such Allowed Senior Notes Claim, its Pro Rata share of (A) the Claims Equity Allocation and (B) the Senior Noteholder Subscription Rights;

•holders of trade claims shall receive, in full and final satisfaction, compromise, settlement, release, and discharge of, and in exchange for such Allowed Trade Claim, payment in full of such Allowed Trade Claim on the Effective Date or otherwise in the ordinary course of the Debtors’ business;

•holders of claims arising from non-funded debt general unsecured obligations shall receive, in full and final satisfaction, compromise, settlement, release, and discharge of, and in exchange for such Allowed General Unsecured Claim, its Pro Rata share of the Claims Equity Allocation;

•each Existing Preferred Interest in the Company shall be canceled, released, and extinguished, and will be of no further force or effect, and each Holder of an Allowed Existing Preferred Interest shall receive, in full and final satisfaction, compromise, settlement, release, and discharge of, and in exchange for such Existing Preferred Interest, its Pro Rata share of (A) 50% of the Existing Interests Equity Allocation, (B) the Existing Preferred Interest Subscription Rights, (C) 50% of the Tranche A Warrants, and (D) 50% of the Tranche B Warrants;

•each Existing Common Interest in the Company shall be canceled, released, and extinguished, and will be of no further force or effect, and each Holder of an Allowed Existing Common Interest shall receive, in full and final satisfaction, compromise, settlement, release, and discharge of, and in exchange for such Existing Common Interest its Pro Rata share of (A) 50% of the Existing Interests Equity Allocation, (B) the Existing Common Interest Subscription Rights, (C) 50% of the Tranche A Warrants, and (D) 50% of the Tranche B Warrants;

•holders of claims arising from the DIP Credit Facility (as defined in Note 6—Long-Term Debt) receiving cash or such other consideration as the DIP Lenders (as defined in Note 6—Long-Term Debt) agree in their sole discretion;

•cash payment in full of all administrative expense claims, priority tax claims, other priority claims, and other secured claims or other such treatment rendering such claims unimpaired, including reinstatement pursuant to section 1124 of the Bankruptcy Code or delivery of the collateral securing any such secured claim and payment of any interest required under section 506(b) of the Bankruptcy Code; and

•the Restructuring Plan will provide for the establishment of a post-emergence management incentive plan to be adopted by the New Board (the “Management Incentive Plan”), which may include (a) restricted stock units, options, New Common Shares, or other rights exercisable, exchangeable, or convertible into New Common Shares representing up to 10% of the New Common Shares on a fully diluted and fully distributed basis (the “MIP Equity”) and (b) other terms and conditions customary for similar type equity plans.

Information contained in the Restructuring Plan and the Disclosure Statement is subject to change, whether as a result of amendments or supplements to the Restructuring Plan or Disclosure Statement, third-party actions, or otherwise, and should not be relied upon by any party. There is no guarantee the Restructuring Plan can be implemented and the Restructuring Plan approved.

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

Ability to Continue as a Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

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

Beginning after the Petition Date, the Company has applied ASC Topic 852 — Reorganizations in preparing the condensed consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the Chapter 11 Cases' filing date, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses incurred during the bankruptcy proceedings, including unamortized debt issuance costs associated with debt classified as liabilities subject to compromise, are recorded as reorganization items. In addition, pre-petition obligations that may be impacted by the chapter 11 process have been classified on the condensed consolidated balance sheets as liabilities subject to compromise. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See below for more information regarding reorganization items.

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

Potential Claims

The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the bar date of August 14, 2020. As of November 2, 2020, the Debtors' have received approximately 2,545 proofs of claim, primarily representing general unsecured claims, for an amount of approximately $6.7 billion. These claims will be reconciled to amounts recorded in liabilities subject to compromise in the condensed consolidated balance sheet. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.

Financial Statement Classification of Liabilities Subject to Compromise

The accompanying condensed consolidated balance sheets as of September 30, 2020 includes amounts classified as liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the chapter 11 process and adjust amounts as necessary. Such adjustments may be material. Please refer to Note 4—Liabilities Subject to Compromise for more information.

Reorganization Items, Net

The Debtors, have incurred and will continue to incur significant costs associated with the reorganization, primarily from damages for rejected or settled contracts and legal and professional fees. The amount of these costs, which since the Petition Date, are being expensed as incurred, are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as reorganization items within the Company's accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020. Please refer to Note 5—Reorganization Items, Net for more information.

Revenue — Contract Balances

The Company had a certain revenue contract with an initial term beginning on November 1, 2016 and continuing until October 31, 2020 after which the contract was to begin an automatic month-to-month renewal unless terminated by either party giving notice at least six months prior to the effective termination date but in no event could either party give such notice earlier than November 1, 2020. Based on the accounting treatment pursuant to ASC 606 — Revenue from Contracts with Customers, the contract term would end on April 30, 2021 because it could be terminated by either party with no penalty effective as of such date. The contract term impacted the amount of consideration that could be included in the transaction price. The Company recognizes revenue and invoices customers once its performance obligations have been satisfied. When it becomes probable that the Company will not meet its performance obligations, the transaction price allocated to the performance obligation is constrained in the amount of the estimated unmet performance obligation and recognized as a reduction to revenue in the period in which the transaction price changes. On June 12, 2020, the Company and the counterparty to the contract mutually cancelled the contract effective June 30, 2020. As a result of the cancellation, for the three months ended September 30, 2020, no revenue was recorded as a reduction in the transaction price resulting from unsatisfied performance obligations in the period. For the nine months ended September 30, 2020, $12.3 million was recorded as a reduction in the transaction price resulting from unsatisfied performance obligations in the period. For the three and nine months ended September 30, 2019, the Company allocated $22.2 million to a satisfied performance obligation recognized within oil sales. As a result of the contract termination, the Company incurred an early termination fee of $13.2 million recorded in other operating expenses for the nine months ended September 30, 2020. This amount was settled during the third quarter of 2020, and there are no remaining amounts due to the counterparty.

Other Operating Expenses

Other operating expenses were $9.8 million and $75.5 million for the three and nine months ended September 30, 2020, respectively. There were no other operating expenses for the three and nine months ended September 30, 2019. The amounts in the current year are made up of the following:

•$46.8 million loss contingency from an alleged breach in contract stemming from a purported failure to complete the pipeline extensions connecting certain wells to the Badger central gathering facility prior to April 1, 2020. Please see Note 14—Commitments and Contingencies for further details.

•$2.9 million of accrued interest related to the aforementioned alleged breach in contract recorded in the third quarter of 2020.

•$13.2 million early termination penalty for the revenue contract terminated in June 2020. Please see the section Revenue — Contract Balance immediately above for further details.

•$7.5 million charge to income for expenses related to workforce reductions in February and May 2020.

•$2.4 million charge to income for expenses related to certain drilling rig standby charges during the second quarter of 2020.

•$2.4 million charge to income for interest expense on unpaid production taxes recorded in the third quarter of 2020.

•$0.3 million charge to income for other legal accruals recorded in the third quarter of 2020.

Impairment of Oil and Gas Properties

For the three months ended September 30, 2020 the Company recognized no impairment expense on its proved oil and gas properties, but for the nine months ended September 30, 2020 the Company recognized $1.6 million related to impairment of assets in its northern field. For the three months ended September 30, 2019, the Company recognized no impairment expense on its proved oil and gas properties, but for the nine months ended September 30, 2019, the Company recognized $11.2 million related to impairment of assets in its northern field. The fair value did not exceed the Company's carrying amount associated with its proved oil and gas properties in its northern field. For the three and nine months ended September 30, 2020 and 2019, the Company did not have any proved property impairment in its Core DJ Basin field.

Of the Company's $9.8 million in exploration and abandonment expenses for the three months ended September 30, 2020, $9.5 million was lease abandonment expense. Of the Company's $184.9 million in exploration and abandonment expenses for the nine months ended September 30, 2020, $179.0 million was lease abandonment expense. Unproved oil and gas properties consist of costs to acquire unevaluated leases as well as costs to acquire unproved reserves. The Company evaluates significant unproved oil and gas properties for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage. When successful wells are drilled on undeveloped leaseholds, unproved property costs are reclassified to proved properties and depleted on a unit-of-production basis. Impairment expense and lease extension payments for unproved properties are reported in exploration and abandonment expenses in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses. In May 2019, ASU No. 2016-13 was subsequently amended by ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses and ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. ASU No. 2016-13, as amended, affects trade receivables, financial assets and certain other instruments that are not measured at fair value through net income. This ASU replaced the incurred loss approach with an expected loss model for instruments measured at amortized cost and was effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. ASU No. 2016-13 will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted this ASU on January 1, 2020, and the adoption did not have a material impact on the condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, which removes or modifies current fair value disclosures and adds additional disclosures. The update to the guidance is the result of the FASB's test of the principles developed in its disclosure effectiveness project, which is designed to improve the effectiveness of disclosures in the notes to the financial statements. The disclosures that have been removed or modified may be applied immediately with retrospective application. For public entities, the new guidance was effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that reporting period. The Company adopted this ASU on January 1, 2020, and the adoption did not have a material impact on the condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. For public entities, the guidance is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that reporting period. The Company adopted this ASU on January 1, 2020 which did not have a material impact on the condensed consolidated financial statements and related disclosures as capitalized costs for internal-use software were not material as of September 30, 2020.

Other than as disclosed above or in the Company’s Annual Report, there are no other accounting standards applicable to the Company as of September 30, 2020 and through the date of this filing that would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures that have been issued but not yet adopted by the Company.

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

Note 4—Liabilities Subject to Compromise

The Company’s liabilities subject to compromise consisted of the following (in thousands):

September 30, 2020
Accounts payable and accrued liabilities	$93,526
Revenue payable	63,841
Production taxes payable - current	155,894
Production taxes payable - non-current	22,405
Asset retirement obligations - current	18,306
Asset retirement obligations - non-current	71,798
Accrued interest on debt subject to compromise	31,676
2024 Senior Notes due May 15, 2024	400,000
2026 Senior Notes due February 1, 2026	700,189
Deferred liability	16,813
Deferred tax liability	2,200
Damages for rejected and settled contracts	494,398
Other liabilities	38,400
Total liabilities subject to compromise	$2,109,446

As discussed in Note 1—Business and Organization — Voluntary Reorganization under Chapter 11 of the Bankruptcy Code, since the Petition Date, the Company has been operating as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying condensed consolidated balance sheets, the line item liabilities subject to compromise reflects the expected allowed amount of the prepetition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Determination of the value at which liabilities will ultimately be settled cannot be made until the Bankruptcy Court approves the Restructuring Plan. In addition, the manner by which those liabilities are settled will ultimately be determined by the aforementioned Restructuring Plan and could include settlement in cash, Company equity or a combination. Liabilities subject to compromise includes amounts related to the rejection of various executory contracts and unexpired leases. Additional amounts may be included in liabilities subject to compromise in future periods if additional executory contracts and unexpired leases are rejected. The Company will continue to evaluate the amount and classification of its prepetition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.

Note 5— Reorganization Items, Net

The Company’s reorganization items, net consisted of the following (in thousands):

	For the Three Months Ending	For the Nine Months Ending
	September 30, 2020	September 30, 2020
Professional fees	$23,469	$25,819
Professional services fees	—	2,200
Trustee fees	356	471
Damages for rejected and settled contracts	478,370	486,104
DIP Credit Facility fees	—	1,251
Write-off of debt issuance costs	272	13,541
Court approved vendor settlements	(1,394)	(1,394)
Total reorganization items, net	$501,073	$527,992

We have incurred and will continue to incur significant expenses, gains and losses associated with the reorganization, primarily adjustments for allowable claims related to executory contracts approved for rejection by the Bankruptcy Court, negotiated settlements on executory contracts, the write-off of unamortized debt issuance costs and professional fees incurred subsequent to the Chapter 11 filings for the restructuring process. The amount of these items, which are being incurred in reorganization items, net within our accompanying unaudited condensed consolidated statements of operations, are expected to significantly affect our results of operations. In future periods, we may also incur adjustments for allowable claims related to our legal proceedings and executory contracts approved for rejection by the Bankruptcy Court.

As of September 30, 2020, $505.4 million of reorganization costs, net consisting of professional fees, trustee fees and damages for rejected contracts are accrued and unpaid and are presented in either accounts payable and accrued liabilities or liabilities subject to compromise on the condensed consolidated balance sheets. The write-off of the Senior Notes debt issuance costs are included in reorganization items, net as the Company believes the underlying debt instruments will be impacted by the Chapter 11 Cases. The write-off of the Senior Notes debt issuance costs is a non-cash reorganization item. For the three and nine months ended September 30, 2020, the Company had cash charges related to reorganization items, net of $6.7 million and $10.5 million, respectively.

Note 6—Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
DIP Credit Facility	$110,000	$—
Credit Facility due August 16, 2022 (or an earlier time as set forth in the Credit Facility)	453,746	470,000
2024 Senior Notes due May 15, 2024	400,000	400,000
2026 Senior Notes due February 1, 2026	700,189	700,189
Total principal	1,663,935	1,570,189
Unamortized debt issuance costs on Senior Notes (1)	—	(14,412)
Total debt, prior to reclassification to liabilities subject to compromise	1,663,935	1,555,777
Less amounts reclassified to liabilities subject to compromise (2)	(1,100,189)	—
Total debt not subject to compromise (3)	563,746	1,555,777
Less current portion of long-term debt (4)	(563,746)	—
Total long-term debt	$—	$1,555,777
(1) As a result of the Chapter 11 Cases and the adoption of ASC 852, the Company wrote off all unamortized debt issuance cost balances to reorganization items, net in the condensed consolidated statements of operations during the nine months ended September 30, 2020.
(2) Debt subject to compromise includes the principal balances of the Company’s Senior Notes, which are unsecured claims in the Chapter 11 Cases and where the payments are stayed.
(3) Debt not subject to compromise includes all borrowings outstanding under the Credit Facility and DIP Credit Facility which are fully secured claims in the Chapter 11 Cases and are expected to be unimpaired.
(4) Due to uncertainties regarding the outcome of the Chapter 11 Cases, the Company has classified the borrowings outstanding under the Credit Facility and DIP Credit Facility as current liabilities on the condensed consolidated balance sheets as of September 30, 2020.

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

Debtor-in-Possession Financing

On June 16, 2020, in connection with the filing of the Chapter 11 Cases, the Debtors entered into a debtor-in-possession credit agreement on the terms set forth in a Superpriority Senior Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), by and among the Company, as borrower, the Company’s subsidiaries party thereto, as guarantors, the lenders party thereto (the “DIP Lenders”), and Wells Fargo Bank, National Association, as DIP agent and issuing lender, pursuant to which, having been granted the approval of the Bankruptcy Court, the DIP Lenders agree to provide the Company with a superpriority senior secured debtor-in-possession credit facility (as amended, the “DIP Credit Facility”) with loans in an aggregate principal amount not to exceed $50.0 million that, among other things, will be used to finance the ongoing general corporate needs of the Debtors during the course of the Chapter 11 Cases. In addition to the $50.0 million of incremental loans, the DIP Credit Facility included $75.0 million in Credit Facility loans rolled over into the DIP Credit Facility during July 2020, for a total facility size of $125.0 million.

The maturity date of the DIP Credit Agreement is the earliest of (i) December 14, 2020, or the date that is six (6) months after the filing of the Chapter 11 Cases; provided, that such date may be extended to March 14, 2021 with the prior written approval of certain of the DIP Lenders; (ii) the consummation of a sale of all or substantially all of the assets of the Debtors; (iii) the effective date of a plan of reorganization or liquidation in the Chapter 11 Cases; (iv) the entry of an order by the Bankruptcy Court dismissing any of the Chapter 11 Cases or converting such Chapter 11 Cases to a case under chapter 7 of title 11 of the United States Bankruptcy Code; and (v) the date of termination of the DIP Lenders’ commitments and the acceleration of any outstanding extensions of credit, in each case, under the DIP Credit

Agreement and in accordance with the interim and final orders entered by the Bankruptcy Court concerning the DIP Credit Agreement. Furthermore, the DIP Credit Facility's interest rate varies similar to the Company's Credit Agreement and was a LIBOR loan with a base interest rate of 1.00% and spread of 5.75% as of September 30, 2020.

The DIP Credit Agreement contains a requirement that the Company provide, on a monthly basis, a rolling thirteen-week operating budget and cash flow forecast (the “Approved Budget”) and not vary from the Approved Budget, subject to a Permitted Variance (defined below). The Approved Budget is, subject to certain exceptions, tested on a weekly basis to measure any variance, on an aggregate basis, for all disbursements made in the prior four-week period. The disbursements actually made in such prior four week period compared to the budgeted aggregate disbursements for such four week period reflected in the most recently delivered Approved Budget may not vary by more than 10% (or a greater amount, to the extent agreed upon by the DIP Agent) (such variance, a “Permitted Variance”). As of September 30, 2020, the Company was in compliance with the covenants under the DIP Credit Facility.

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

On July 20, 2020, the Company, together with its subsidiaries party thereto, certain of the DIP Lenders and Wells Fargo Bank, National Association entered into an amendment to the DIP Credit Agreement to, among other things: (i) extend certain Milestones in the DIP Credit Agreement, (ii) modify the limitation on the amount of undrawn New Money Interim Loans and New Money Final Loans in any borrowing so that the amount permitted to be drawn in accordance with the Approved Budget gives effect to the Permitted Variance, (iii) provide for customary prohibitions against unreasonable withholding of approvals with respect to the Approved Budget and the Restructuring Plan on the part of the DIP Lenders and the DIP Agent, and (iv) reaffirm the Debtors’ liens, guaranties and representations and warranties under the DIP Credit Agreement.

On November 2, 2020, the Company, together with its subsidiaries party thereto, certain of the DIP Lenders and Wells Fargo Bank, National Association entered into a second amendment to the DIP Credit Agreement to, among other things: (i) extend certain “Milestones,” as defined in the DIP Credit Agreement, (ii) extend the “Scheduled Maturity Date,” as defined in the DIP Credit Agreement, to January 31, 2021 and (iii) provide that the Scheduled Maturity Date may be further extended, at the request of the Company, to a date that is on or before March 14, 2021 with the prior written consent of the Majority Lenders, as defined in the DIP Credit Agreement.

As of September 30, 2020, the Company's DIP Credit Facility borrowings were $35.0 million and $75.0 million had been rolled over from the Credit Facility for a total outstanding balance of $110.0 million. The DIP Credit Facility is classified as a current liability on the condensed consolidated balance sheets as of September 30, 2020 as it is fully secured and expected to be unimpaired. On July 20, 2020, the Bankruptcy Court entered the final order approving the DIP Credit Agreement and associated DIP Credit Facility (the “Final DIP Order”) and $52.5 million was rolled over from the Credit Agreement into the DIP Credit Facility. On July 27, 2020, the Company drew an additional $20.0 million on the DIP Credit Facility leaving $15.0 million of availability on the facility. However, this availability could be restricted by a minimum liquidity covenant of $10.0 million from unrestricted cash and DIP Credit Facility availability.

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

As is described in the Debtor-in-Possession Financing section above, $22.5 million rolled from the Credit Facility to the DIP Credit Facility on June 16, 2020 and an additional $52.5 million rolled on July 20, 2020 upon court approval of the Final DIP Order. As of September 30, 2020, the Credit Facility had a drawn balance of $453.7 million classified as a current liability on the condensed consolidated balance sheet. During the third quarter, due to the cancellation of a certain revenue contract discussed in Note 2—Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements — Revenue — Contract Balances, $24.3 million was drawn on a $40.0 million letter of credit secured by the Company's Credit Facility. As of the date of this filing, and excluding any undrawn amounts under letters of credit, the available amount to be borrowed under the Credit Facility was zero.

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

The acceleration of the obligations under the Credit Agreement as of June 14, 2020 resulted in a cross-default and acceleration of the maturity of the Company’s other outstanding long-term debt. The Credit Facility is classified as a current liability on the condensed consolidated balance sheets as of September 30, 2020 as it is fully secured and expected to be unimpaired.

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

Debt Issuance Costs

Debt issuance costs include origination, legal and other fees incurred in connection with the Company’s Credit Facility and Senior Notes. As of September 30, 2020, the Company had debt issuance costs, net of accumulated amortization, of $0.5 million related to its Credit Facility which has been reflected on the Company's condensed consolidated balance sheets within the line item other non-current assets. As a result of the bankruptcy, the Company wrote-off $13.5 million in unamortized debt issuance costs on the 2024 and 2026 Senior Notes to reorganization items, net in the condensed consolidated statements of operations. For the three months ended September 30, 2020 and 2019, the Company recorded amortization expense related to the debt issuance costs of $0.2 million and $1.0 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded amortization expense related to the debt issuance costs of $3.3 million and $3.8 million, respectively.

Interest Incurred on Long-Term Debt

For the three and nine months ended September 30, 2020, the Company incurred interest expense on long-term debt of $8.1 million and $50.6 million, respectively, as compared to $23.8 million and $66.9 million, respectively, for the three and nine months ended September 30, 2019. Absent the automatic stay, interest expense for the three and nine months ended September 30, 2020 would have been $24.6 million and $69.2 million, respectively. For the three and nine months ended September 30, 2020, the Company capitalized interest expense on long term debt of $0.9 million and $4.9 million, respectively, as compared to $1.6 million and $5.4 million, respectively, for the three and nine months ended September 30, 2019, which has been reflected in the Company’s condensed consolidated financial statements.

Senior Note Repurchase Program

On January 4, 2019, the Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s Senior Notes (the “Senior Notes Repurchase Program”). The Company’s Senior Notes Repurchase Program is subject to restrictions under the Credit Facility and does not obligate it to acquire any specific nominal amount of Senior Notes. For the three and nine months ended September 30, 2020, the Company did not repurchase any Senior Notes. As a result of the Chapter 11 Cases, the authorization to repurchase Senior Notes is no longer applicable. For the three months ended September 30, 2019, the Company did not repurchase 2026 Senior Notes. For the nine months ended September 30, 2019, the Company repurchased a nominal value of $49.8 million for $39.3 million in connection with the Senior Notes Repurchase Program. Interest expense for the nine months ended September 30, 2019 contained a $10.5 million gain on debt repurchase related to the Company's Senior Notes Repurchase Program. For the three months ended September 30, 2019, this gain was zero.

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company’s derivative contracts are currently with two counterparties, both of which are lenders under the Credit Agreement and the DIP Credit Facility. The Company has netting arrangements with the counterparty that provide for the offset of payables against receivables from separate derivative arrangements with the counterparties in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. There is no credit risk related contingent features or circumstances in which the features could be triggered in derivative instruments that are in a net liability position at the end of the reporting period.

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

The Company’s open commodity derivative contracts by quarter as of September 30, 2020 are summarized below:

	12/31/2020	3/31/2021	6/30/2021
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	1,875,000	750,000	450,000
Weighted average fixed price ($/Bbl)	$47.59	$60.07	$60.07
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	—	150,000	150,000
Weighted average purchased put price ($/Bbl)	$—	$55.04	$55.04
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	—	150,000	150,000
Weighted average sold call price ($/Bbl)	$—	$65.00	$65.00
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	—	900,000	600,000
Weighted average sold put price ($/Bbl)	$—	$43.92	$43.88
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	9,000,000	—	—
Weighted average fixed price ($/MMBtu)	$2.53	$—	$—
CIG Basis Swaps
Notional volume (MMBtu)	3,000,000	—	—
Weighted average fixed basis price ($/MMBtu)	$(0.40)	$—	$—

The following tables detail the fair value of the Company’s derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for the presentation in the condensed consolidated balance sheets (in thousands):

	As of September 30, 2020
Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offsets in the Balance Sheet(1)	Net Amounts of Assets and Liabilities Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet(2)	Net Amounts(3)
Current assets	$40,595	$(7,970)	$32,625	$—	$32,625
Non-current assets	—	—	—	—	—
Current liabilities	(8,646)	7,970	(676)	—	(676)
Non-current liabilities	—	—	—	—	—

	As of December 31, 2019
Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offsets in the Balance Sheet(1)	Net Amounts of Assets and Liabilities Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet(2)	Net Amounts(3)
Current assets	$48,605	$(31,051)	$17,554	$—	$30,783
Non-current assets	38,034	(24,805)	13,229	—	—
Current liabilities	(33,049)	31,051	(1,998)	—	(2,106)
Non-current liabilities	(24,913)	24,805	(108)	—	—

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

The table below sets forth the commodity derivatives gain (loss) for the three and nine months ended September 30, 2020 and 2019 (in thousands). Commodity derivatives gain (loss) are included under the other income (expense) line item in the condensed consolidated statements of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Commodity derivatives gain (loss)	$(9,673)	$87,956	$184,041	$39,383

Note 8—Asset Retirement Obligations

The Company follows accounting for asset retirement obligations in accordance with ASC 410 — Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The Company’s asset retirement obligations primarily represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing and shut-in wells at the end of their productive lives in accordance with applicable local, state and federal laws, and applicable lease terms. The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The significant inputs used to calculate such liabilities include estimates of costs to be incurred, the Company’s credit adjusted discount rates, inflation rates and estimated dates of abandonment. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement costs are depleted with proved oil and gas properties using the unit of production method. Asset retirement obligations are currently presented in the line item liabilities subject to compromise on the condensed consolidated balance sheets.

The following table summarizes the activities of the Company’s asset retirement obligations for the period indicated (in thousands):

For the Nine Months Ended September 30, 2020
Balance beginning of period	$95,908
Liabilities incurred or acquired	332
Liabilities settled	(18,975)
Revisions in estimated cash flows	7,861
Accretion expense	4,978
Balance end of period	$90,104

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at September 30, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative assets	$—	$32,625	$—	$32,625
Financial Liabilities:
Commodity derivative liabilities	$—	$676	$—	$676

	Fair Value Measurement at December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative assets	$—	$30,783	$—	$30,783
Financial Liabilities:
Commodity derivative liabilities	$—	$2,106	$—	$2,106

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (discussed above) and long-term debt. As of September 30, 2020, the Senior Notes were reclassified to liabilities subject to compromise. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities. The carrying amounts of the Company’s Credit Facility and DIP Credit Facility approximated fair value as it bears interest at variable rates over the term of the loan. The fair values of the 2024 Senior Notes and 2026 Senior Notes were derived from available market data. As such, the Company has classified the 2024 Senior Notes and 2026 Senior Notes as Level 2. Please refer to Note 6—Long-Term Debt for further information. The Company’s policy is to recognize transfers between levels at the end of the period. This disclosure (in thousands) does not impact the Company's financial position, results of operations or cash flows.

	At September 30, 2020		At December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Facility	$453,746	$453,746	$470,000	$470,000
DIP Credit Facility	$110,000	$110,000	$—	$—
2024 Senior Notes(1)	$400,000	$102,500	$394,824	$250,000
2026 Senior Notes(2)	$700,189	$178,548	$690,953	$420,113

(1)The carrying amount of the 2024 Senior Notes includes no unamortized debt issuance costs as of September 30, 2020 and $5.2 million as of December 31, 2019.
(2)The carrying amount of the 2026 Senior Notes includes no unamortized debt issuance costs as of September 30, 2020 and $9.2 million as of December 31, 2019.

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

The Company utilizes fair value on a non-recurring basis to review its proved oil and gas properties for potential impairment when events and circumstances indicate, and at least annually, a possible decline in the recoverability of the carrying value of such property. The Company uses an income approach analysis based on the net discounted future cash flows of producing property. The future cash flows are based on management’s estimates for the future. Unobservable inputs include estimates of oil and gas production, as the case may be, from the Company’s reserve reports, commodity prices based on the sales contract terms and forward price curves, operating and development costs and a discount rate based on a market-based weighted average cost of capital (all of which are Level 3 inputs within the fair value hierarchy). For the nine months ended September 30, 2020 and 2019, the Company recognized $1.6 million and $11.2 million, respectively in impairment expense on its proved oil and gas properties related to impairment of assets in its northern field. For the three months ended September 30, 2020 and 2019, the Company recognized no impairment expense on its proved oil and gas properties related to impairment of assets in its northern field.

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

The effective combined U.S. federal and state income tax rate for the nine months ended September 30, 2020 and 2019 was (0.27)% and (5.7)%, respectively. The effective rate for the nine months ended September 30, 2020 and 2019 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income due to (i) the effect of a full valuation allowance in effect at September 30, 2020 and (ii) the effects of state taxes, permanent taxable differences, and income attributable to non-controlling interest for the nine months ended September 30, 2019. Before accounting for a naked credit deferred tax liability, net tax expense for the three months ended September 30, 2020 was reduced to zero due to the valuation allowance. The naked credit deferred tax liability results in tax expense of $2.2 million for the nine months ended September 30, 2020.

The Company considers whether some portion, or all, of the deferred tax assets (“DTAs”) will be realized based on a more likely than not standard of judgment. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2019, the Company had a valuation allowance totaling $246.1 million against its DTAs resulting from prior year cumulative financial losses, oil and gas impairments, and significant net operating losses for U.S. federal and state income tax. The Company assesses the appropriateness of its valuation allowance on a quarterly basis. As of September 30, 2020, there was no change in the Company’s assessment of the realizability of its DTAs, except for a naked credit deferred tax liability.

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

The Company recorded $1.0 million and $3.4 million of stock-based compensation costs related to RSUs for the three and nine months ended September 30, 2020, respectively, as compared to $6.6 million and $20.6 million for the three and nine months ended September 30, 2019, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of September 30, 2020, there was $4.1 million of total unrecognized compensation cost related to the unvested RSUs granted to certain directors, officers and employees that is expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes the RSU activity from January 1, 2020 through September 30, 2020 and provides information for RSUs outstanding at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2020	2,635,765	$8.32
Granted	1,409,765	$0.75
Forfeited	(1,845,164)	$2.99
Vested	(995,805)	$9.03
Non-vested RSUs at September 30, 2020	1,204,561	$7.05

Performance Stock Awards

The Company granted performance stock awards ("PSAs") to certain executives under the LTIP in October 2017, March 2018, April 2019 and March 2020. The number of shares of the Company's common stock that may be issued to settle these various PSAs ranges from zero to two times the number of PSAs awarded. PSA's that settle in cash are presented as liability awards. Generally, the shares issued for PSAs are determined based on the satisfaction of a time-based vesting schedule and a weighting of one or more of the following: (i) absolute total stockholder return ("ATSR"), (ii) relative total stockholder return ("RTSR"), as compared to the Company's peer group and (iii) cash return on capital invested ("CROCI") or return on invested capital ("ROIC") measured over a three-year period and vest in their entirety at the end of the three-year measurement period. Any PSAs that have not vested at the end of the applicable measurement period are forfeited. The vesting criterion that is associated with the RTSR is based on a comparison of the Company's total shareholder return for the measurement period compared to that of a group of peer companies for the same measurement period. As the ATSR and RTSR vesting criteria are linked to the Company's share price, they each are considered a market condition for purposes of calculating the grant-date fair value of the awards. The vesting criterion that is associated with the CROCI and ROIC are considered a performance condition for purposes of calculating the grant-date fair value of the awards.

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

The Company recorded $0.9 million and $1.0 million of stock-based compensation costs related to PSAs for the three and nine months ended September 30, 2020, respectively, as compared to $0.7 million and $6.8 million of stock-based compensation costs related to PSAs for the three and nine months ended September 30, 2019, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of September 30, 2020, there was $1.8 million of total unrecognized compensation cost related to the unvested PSAs granted to certain executives that is expected to be recognized over a weighted average period of 0.5 years.

The following table summarizes the PSA activity from January 1, 2020 through September 30, 2020 and provides information for PSAs outstanding at the dates indicated.

	Number of Shares (1)	Weighted Average Grant Date Fair Value
Non-vested PSAs at January 1, 2020	2,863,190	$7.72
Granted	5,952,700	$0.29
Forfeited(2)	(5,881,200)	$(0.29)
Vested	—	$—
Non-vested PSAs at September 30, 2020	2,934,690	$8.18

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

The Company recorded no stock-based compensation costs related to stock options for the three and nine months ended September 30, 2020, as compared to $4.0 million and $11.5 million for the three and nine months ended September 30, 2019, respectively. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of September 30, 2020, there are no remaining unrecognized compensation costs related to the stock options granted to certain executives.

There was no stock option activity from January 1, 2020 through September 30, 2020. However, as of September 30, 2020, there was approximately 5.2 million outstanding and exercisable stock options with a weighted-average exercise price of $18.50.

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

The Company recorded no stock-based compensation costs related to Incentive RSUs for the three and nine months ended September 30, 2020. The Company recorded no stock-based compensation costs related to Incentive RSUs for the three months ended September 30, 2019. The Company recorded $0.8 million of stock-based compensation costs related to Incentive RSUs for the nine months ended September 30, 2019. These costs were included in the condensed consolidated statements of operations within the general and administrative expenses line item. As of September 30, 2020, there are no remaining unrecognized compensation costs related to the Incentive RSUs granted to certain employees.

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

During the twenty-eight months following the July 3, 2018 Preferred Unit closing date, Elevation is required to pay the Purchaser a quarterly commitment fee payable in cash or in kind of 1.0% per annum on any undrawn amounts of such additional $250.0 million commitment. For the three months ended September 30, 2020, due to the deconsolidation of Elevation during the first quarter of 2020, the Company's condensed consolidated statements excluded all commitment fees paid-in-kind from the Preferred Unit commitment fees and dividends paid-in-kind line item in the condensed consolidated statements of changes in stockholders' equity and noncontrolling interest. For the three months ended September 30, 2019, Elevation recognized $0.7 million of commitment fees paid-in-kind. For the nine months ended September 30, 2020 and 2019, respectively, Elevation recognized $0.6 million and $2.4 million of commitment fees paid-in-kind.

The Elevation Preferred Units entitle the Purchaser to receive quarterly dividends at a rate of 8.0% per annum. The Dividend is currently payable solely in cash. For the three months ended September 30, 2020, due to the deconsolidation of Elevation during the first quarter of 2020, the Company's condensed consolidated statements excluded all dividends paid-in-kind from the Preferred Unit commitment fees and dividends paid-in-kind line item in the condensed consolidated statements of changes in stockholders' equity and noncontrolling interest. For the three months ended September 30, 2019, Elevation recognized $5.2 million of dividends paid-in-kind. For the nine months ended September 30, 2020 and 2019, respectively, Elevation recognized $5.5 million and $11.5 million of dividends paid-in-kind.

Note 13—Earnings (Loss) Per Share

Basic earnings per share (“EPS”) includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.

The Company uses the “if-converted” method to determine potential dilutive effects of the Company’s outstanding Series A Preferred Stock and the treasury method to determine the potential dilutive effects of outstanding restricted stock awards and stock options. The basic weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding for the three and nine months ended September 30, 2020 and 2019.

The components of basic and diluted EPS were as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Basic and Diluted Income (Loss) Per Share
Net income (loss)	$(540,607)	$33,924	$(823,504)	$(16,664)
Less: Noncontrolling interest	—	(5,776)	(6,160)	(13,849)
Less: Adjustment to reflect Series A Preferred Stock dividends	—	(2,721)	(8,749)	(8,164)
Less: Adjustment to reflect accretion of Series A Preferred Stock discount	(1,865)	(1,682)	(5,452)	(4,915)
Adjusted net income (loss) available to common shareholders, basic and diluted	$(542,472)	$23,745	$(843,865)	$(43,592)
Denominator:
Weighted average common shares outstanding, basic and diluted (1) (2)	138,348	137,789	138,080	155,847
Income (Loss) Per Common Share
Basic and diluted	$(3.92)	$0.17	$(6.11)	$(0.28)

(1)For the three and nine months ended September 30, 2020, 6,448,989 potentially dilutive shares, including restricted stock awards and stock options outstanding, were not included in the calculation above, as they had an anti-dilutive effect on EPS. Additionally, 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded, as they would have had an anti-dilutive effect on EPS.
(2)For the three and nine months ended September 30, 2019, 8,956,812 potentially dilutive shares, including restricted stock awards and stock options outstanding, were not included in the calculation above, as they had an anti-dilutive effect on EPS. Additionally, 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded, as they would have had an anti-dilutive effect on EPS.

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

Leases

The Company has entered into operating leases for certain office facilities, compressors and office equipment. In connection with the Chapter 11 Cases, the Company filed a motion to reject its drilling rig contracts effective June 14, 2020. For one of the contracts, the rejection resulted in the removal of the lease liability and net right-of-use asset in the amount of $6.7 million from the condensed consolidated balance sheets. Maturities of operating lease liabilities associated with right-of-use assets and including imputed interest were as follows (in thousands):

	As of September 30, 2020		As of December 31, 2019
2020 - remaining	$836	2020	$19,040
2021	3,045	2021	5,247
2022	2,670	2022	2,211
2023	2,450	2023	2,246
2024	2,301	2024	2,301
Thereafter	8,273	Thereafter	8,273
Total lease payments	19,575	Total lease payments	39,318
Less imputed interest (1)	(2,347)	Less imputed interest (1)	(4,735)
Present value of lease liabilities (2)	$17,228	Present value of lease liabilities (2)	$34,583

(1) Calculated using the estimated interest rate for each lease.
(2) Of the total present value of lease liabilities as of September 30, 2020 and December 31, 2019, $3.2 million and $17.4 million, respectively, were recorded in accounts payable and accrued liabilities and $14.0 million and $17.2 million, respectively, were recorded in other non-current liabilities on the condensed consolidated balance sheets.

Drilling Rigs

As of September 30, 2020, the Company was not subject to commitments on any drilling rigs. As part of Chapter 11, the Company filed a motion to reject its drilling rig contract. As such, the Company recorded $6.7 million in liabilities subject to compromise on the condensed consolidated balance sheets as of September 30, 2020 and in reorganization items, net on the condensed consolidated statements of operations.

Delivery Commitments

As part of the Chapter 11 Cases, the Company is currently in the process of renegotiating certain contracts terms which include minimum volume commitments. If mutual terms cannot be reached, the Company under Chapter 11 may file a motion to reject the contract.

On November 2, 2020, the Bankruptcy Court ruled in favor of the Company rejecting several midstream contracts. As a result of these rejected contracts, the Company accrued $405.2 million within liabilities subject to compromise on the condensed consolidated balance sheets as of September 30, 2020 and in reorganization items, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2020.

The Company was subject to a firm transportation agreement that commenced in November 2016 and had a ten-year term with a monthly minimum delivery commitment of 45,000 Bbl/d in year one, 55,800 Bbl/d in year two, 61,800 Bbl/d in years three through seven and 58,000 Bbl/d in years eight through ten. Until June 2020, these were obligations of the Company’s oil marketer, which reverted back to the Company when the oil marketing contract terminated in June 2020. In May 2017, the Company amended its agreement with its oil marketer that required it to sell all of its crude oil from an area of mutual interest in exchange for a make-whole provision that allowed the Company to satisfy any minimum volume commitment deficiencies incurred by its oil marketer with future barrels of crude oil in excess of their minimum volume commitment during the contract term. In May 2019, the Company extended the term of this agreement through October 31, 2020 subject to an evergreen provision thereafter where either party can provide a six month notice of termination beginning November 1, 2020. Due to the contract termination date, the amount of consideration recognized in revenue is reduced. Please see Note 2—Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements — Revenue — Contract Balances. On June 12, 2020, the Company and the transportation contract counterparty mutually terminated its contract with the Company's oil marketer effective June 30, 2020. The Company had posted a letter of credit for this agreement in the amount of $40.0 million and, as of September 30, 2020, the counterparty had drawn $24.3 million on the letter of credit.

After termination of the aforementioned contract with the oil marketer, the Company had a long-term crude oil delivery commitment agreement that commenced on July 1, 2020. As of September 30, 2020, the Company's long-term crude oil delivery commitment had a monthly minimum delivery commitment of 61,800 Bbl/d through October 2023 and then would reduce to 58,000 Bbl/d through October 2026. The Company was required to pay a shortfall fee for any volume deficiencies under these commitments. On November 2, 2020, the Bankruptcy Court ruled in favor of the Company rejecting this contract with an effective date as of June 14, 2020, and, therefore, the Company has no remaining minimum delivery commitments under this transportation contract. The counterparty to this contract has indicated that it plans on appealing the ruling approving of the rejection of the contract.

The Company had two long-term crude oil gathering commitments with two unconsolidated subsidiaries in which the Company has a de minimis minority ownership interest. Please see Note 1—Business and Organization for information related to the deconsolidation of Elevation Midstream, LLC. The first agreement commenced in November 2016 and had a term of ten years with a minimum volume commitment of an average of 9,167 Bbl/d in year one, 17,967 Bbl/d in year two, 18,800 Bbl/d for years three through five and 10,000 Bbl/d for years six through ten. The Company may have been required to pay a shortfall fee for any volume deficiencies under this commitment. The second agreement commenced in October 2019 and had a term of ten years for an average of 3,200 Bbl/d in year one, 8,000 Bbl/d in year two, 14,000 Bbl/d in year three, 16,000 Bbl/d in years four through eight, 12,000 Bbl/d in year nine and 10,000 Bbl/d in year ten. On November 2, 2020, the Bankruptcy Court ruled in favor of the Company rejecting both of these crude oil gathering contracts with an effective date as of June 14, 2020, and, therefore, the Company has no remaining minimum delivery commitments. The counterparties to these contracts have indicated that they plan on appealing the ruling approving of the rejection of these contracts.

In February 2019, the Company entered into two long-term gas gathering and processing agreements with third-party midstream providers. One of the agreements additionally includes a long-term NGL sales commitment for take-in-kind NGLs from other processing agreements. The first agreement commenced in November 2019 and has a term of twenty years with a minimum volume commitment of 251 Bcf to be delivered within the first seven years. The annual commitments over seven years are to be delivered on an average 85,000 Mcf/d in year one, 125,000 Mcf/d in year two, 140,000 Mcf/d in year three, 118,000 Mcf/d in year four, 98,000 Mcf/d in year five, 70,000 Mcf/d in year six and 52,000 Mcf/d in year seven. The aggregate remaining amount of estimated payments under this agreement is approximately $281.5 million. The second agreement commenced on January 2020 and has a term of ten years with an annual minimum volume commitment of 13.0 Bcf in years one through ten. The second agreement also includes a commitment to sell take-in-kind NGLs of 4,000 Bbl/d in year one and 7,500 Bbl/d in years two through seven with the ability to roll up to a 10% shortfall in a given month to the subsequent month.

The summary of these minimum volume commitments as of September 30, 2020, was as follows:

	Oil (MBbl)	Gas (MMcf)	Total (MBOE)
2020 - remaining	2,466	10,260	4,176
2021	9,797	46,540	17,554
2022	8,944	49,758	17,237
2023	9,490	41,850	16,465
2024	9,516	34,160	15,209
Thereafter	29,860	40,260	36,570
Total	70,073	222,828	107,211

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

In July 2019, the Company entered into three long-term contracts to supply 125,000 dekatherms of residue gas per day for five years to a transportation company. The aggregate remaining amount of estimated commitment assuming no production is $27.5 million. The Company has posted a letter of credit for this agreement in the amount of $8.7 million.

The Company is considering rejecting certain midstream contracts with minimum volume commitments as part of the Chapter 11 Cases. The aggregate amount of estimated remaining payments under agreements that have not been rejected is $309.0 million.

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

In April 2019, the Elevation Gathering Agreements were amended to provide for, among other amendments, the inclusion of additional gathering facilities that would produce into Elevation’s Badger facility. Pursuant to this amendment, Elevation has asserted that the additional gathering facilities were required to be completed by April 1, 2020 or, within 30 days of such date, Elevation could assert that Extraction must make a payment to Elevation in the amount of 135% of all costs incurred by Elevation as of such date for the development and construction of such additional gathering facilities. As of September 30, 2020, the costs incurred by Elevation for these additional gathering facilities totaled $34.9 million. The Company did not cause the completion of these additional gathering facilities by April 1, 2020, and Elevation has alleged that Extraction is in breach of the Elevation Gathering Agreements. On April 2, 2020, Elevation demanded payment of $46.8 million due to an alleged breach in contract stemming from a purported failure to complete the pipeline extensions connecting certain wells to the Badger central gathering facility prior to April 1, 2020. While the Company disputes that these amounts are due to Elevation, under ASC Topic 450 - Contingencies, the Company recorded the amount in liabilities subject to compromise on the condensed consolidated balance sheet as of September 30, 2020 and in other operating expenses on the condensed consolidated statements of operations.

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

In November 2020, the Company and Elevation reached an agreement in principle regarding amendments to the gathering agreements and the settlement of outstanding claims. The Company anticipates finalizing the settlement in the fourth quarter of 2020, pending Bankruptcy Court approval. As part of the settlement, the Company will pay Elevation $38.4 million in cash over 24 months following the Company’s emergence from chapter 11 and both parties agreed Elevation will be allowed to submit an unsecured claim $80.0 million with the Bankruptcy Court. The agreement would also release certain areas from future dedication, provide a reduction in gathering fees, a reduction in the number of wells subject to the drilling commitment, and an extended term in order to satisfy the drilling commitment. The Company had previously accrued $46.8 million as discussed above and $2.9 million of accrued interest. Therefore, during the third quarter of 2020, the Company accrued $68.7 million within liabilities subject to compromise on the condensed consolidated balance sheets as of September 30, 2020 and in reorganization items, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2020.

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

Environmental. Due to the nature of the natural gas and oil industry, the Company is exposed to environmental risks. The Company has various policies and procedures to minimize and mitigate the risks from environmental contamination or with respect to environmental compliance issues. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. Except as discussed herein, the Company is not aware of any material environmental claims existing as of September 30, 2020 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws, compliance matters or other environmental liabilities will not be discovered on our properties. Accrued environmental liabilities are recorded in accounts payable and accrued liabilities on the condensed consolidated balance sheets. The liability ultimately incurred with respect to a matter may exceed the related accrual.

COGCC Notices of Alleged Violations (“NOAVs”). The Company has received NOAVs from the Colorado Oil and Gas Conservation Commission (the "COGCC") for alleged compliance violations that the Company has responded to. At this time, the COGCC has not alleged any specific penalty amounts in these matters. The Company does not believe that any penalties that could result from these NOAVs will have a material effect on our business, financial condition, results of operations or liquidity, but they may exceed $100,000.

Midstream Connections. The Company had dedicated the production from some acreage to a certain midstream service provider. However, the Company was unable to connect well pads to the provider due to the inability to secure right of way access for building the connection pipeline. Because the acreage’s production was dedicated to the midstream provider, they have invoiced the Company for oil and gas handled by other midstream providers. The Company disputes these invoices based on force majeure and may have other contractual or legal defenses. The Company’s maximum exposure as of September 30, 2020 was $19.5 million. As of September 30, 2020, no contingent liability has been recorded as it is not probable a loss has been incurred, and the amount of the loss cannot be reasonably estimated.

Elevation Gathering. As discussed above under Elevation Gathering Agreements, on April 2, 2020, Elevation demanded payment of $46.8 million due to an alleged breach in contract stemming from a purported failure to complete the pipeline extensions connecting certain wells to the Badger central gathering facility prior to April 1, 2020. While the Company disputes that these amounts are due to Elevation, under ASC Topic 450 - Contingencies, the Company recorded the amount in liabilities subject to compromise on the condensed consolidated balance sheet as of September 30, 2020 and in other operating expenses on the condensed consolidated statements of operations.

Note 15—Related Party Transactions

Elevation Midstream, LLC

As discussed in Note 14—Commitments and Contingencies, on April 2, 2020, Elevation demanded payment of $46.8 million due to an alleged breach in contract stemming from a purported failure to complete the pipeline extensions connecting certain wells to the Badger central gathering facility prior to April 1, 2020. While the Company disputes that these amounts are due to Elevation, under ASC Topic 450 - Contingencies, the Company recorded the amount in liabilities subject to compromise on the condensed consolidated balance sheet as of September 30, 2020 and in other operating expenses on the condensed consolidated statements of operations. The Company also accrued $2.9 million of interest related to the aforementioned alleged breach in contract.

Note 16—Segment Information

Beginning in the fourth quarter of 2018, the Company had two operating segments, (i) the exploration, development and production of oil, natural gas and NGL (the "exploration and production segment") and (ii) the construction of and support of midstream assets to gather and process crude oil and gas production (the "gathering and facilities segment"). Elevation Midstream, LLC comprised the gathering and facilities segment. During the three and nine months ending September 30, 2019, the Company’s gathering and facilities segment was in the construction phase and no revenue generating activities had commenced. Through March 16, 2020, the results of Elevation were included in the condensed consolidated financial statements of Extraction. Effective March 17, 2020, the results of Elevation Midstream, LLC are no longer consolidated in Extraction's results; however, the Company’s prior quarter segment disclosures included the gathering and facilities segment because it was consolidated through March 16, 2020. Please see Note 1—Business and Organization — Deconsolidation of Elevation Midstream, LLC for further information related to the deconsolidation of Elevation Midstream, LLC. After March 31, 2020, the Company had a single reportable segment.

The following table presents a reconciliation of Adjusted EBITDAX by segment to the GAAP financial measure of income (loss) before income taxes for the three and nine months ended September 30, 2020 and 2019 (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Adjusted EBITDAX to Income (Loss) Before Income Taxes
Exploration and production segment EBITDAX	$98,308	$138,491	$334,986	$406,539
Gathering and facilities segment EBITDAX	—	(622)	1,256	(1,168)
Subtotal of Reportable Segments	$98,308	$137,869	$336,242	$405,371
Less:
Depletion, depreciation, amortization and accretion	$(85,306)	$(114,996)	$(243,977)	$(352,134)
Impairment of long lived assets	—	—	(1,736)	(11,233)
Other operating expenses	(9,766)	—	(75,549)	—
Exploration and abandonment expenses	(9,762)	(13,245)	(184,903)	(32,725)
Gain on sale of property and equipment	—	1,011	—	1,329
Gain (loss) on commodity derivatives	(9,673)	87,956	184,041	39,383
Settlements on commodity derivative instruments	(14,045)	(16,101)	(180,770)	8,432
Premiums paid for derivatives that settled during the period	—	812	—	19,910
Stock-based compensation expense	(1,902)	(11,358)	(4,462)	(39,306)
Amortization of debt issuance costs	(155)	(974)	(3,345)	(3,799)
Gain on repurchase of 2026 Senior Notes	—	—	—	10,486
Interest expense	(7,233)	(22,250)	(45,714)	(61,478)
Loss on deconsolidation of Elevation Midstream, LLC	—	—	(73,139)	—
Reorganization items, net	(501,073)	—	(527,992)	—
Income (Loss) Before Income Taxes	$(540,607)	$48,724	$(821,304)	$(15,764)

Financial information of the Company's reportable segments was as follows for the three months ended September 30, 2020 and 2019 (in thousands).

	For the Three Months Ended September 30, 2020
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from third parties	$158,226	$—	$—	$158,226
Revenues from Extraction	—	—	—	—
Total Revenues	$158,226	$—	$—	$158,226

Operating Expenses and Other Income (Expense):
Direct operating expenses	$(64,263)	$—	$—	$(64,263)
Depletion, depreciation, amortization and accretion	(85,306)	—	—	(85,306)
Interest income	8	—	—	8
Interest expense	(7,388)	—	—	(7,388)
Earnings in unconsolidated subsidiaries	—	—	—	—
Subtotal Operating Expenses and Other Income (Expense):	$(156,949)	$—	$—	$(156,949)

Segment Assets	$2,370,571	$—	$—	$2,370,571
Capital Expenditures	(1,320)	—	—	(1,320)
Investment in Equity Method Investees	—	—	—	—
Segment EBITDAX	98,308	—	—	98,308

	For the Three Months Ended September 30, 2019
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from third parties	$176,942	$—	$—	$176,942
Revenues from Extraction	—	—	—	—
Total Revenues	$176,942	$—	$—	$176,942

Operating Expenses and Other Income (Expense):
Direct operating expenses	$—	$—	$—	$—
Depletion, depreciation, amortization and accretion	(114,971)	(25)	—	(114,996)
Interest income	114	355	—	469
Interest expense	(23,224)	—	—	(23,224)
Earnings in unconsolidated subsidiaries	—	640	—	640
Subtotal Operating Expenses and Other Income (Expense):	$(138,081)	$970	$—	$(137,111)

Segment Assets	$4,046,862	$395,224	$(619)	$4,441,467
Capital Expenditures	134,998	65,098	—	200,096
Investment in Equity Method Investees	—	35,992	—	35,992
Segment EBITDAX	138,491	(622)	—	137,869

	For the Nine Months Ended September 30, 2020
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from third parties	$385,068	$1,473	$—	$386,541
Revenues from Extraction	—	4,513	(4,513)	—
Total Revenues	$385,068	$5,986	$(4,513)	$386,541

Operating Expenses and Other Income (Expense):
Direct operating expenses	$(189,155)	$(3,935)	$4,294	$(188,796)
Depletion, depreciation, amortization and accretion	(242,878)	(1,099)	—	(243,977)
Interest income	78	29	—	107
Interest expense	(49,059)	—	—	(49,059)
Earnings in unconsolidated subsidiaries	—	480	—	480
Subtotal Operating Expenses and Other Income (Expense):	$(481,014)	$(4,525)	$4,294	$(481,245)

Segment Assets	$2,370,571	$—	$—	$2,370,571
Capital Expenditures	168,382	(6,311)	—	162,071
Investment in Equity Method Investees	—	—	—	—
Segment EBITDAX	334,986	1,256	—	336,242

	For the Nine Months Ended September 30, 2019
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from third parties	$620,916	$—	$—	$620,916
Revenues from Extraction	—	—	—	—
Total Revenues	$620,916	$—	$—	$620,916

Operating Expenses and Other Income (Expense):
Direct operating expenses	$—	$—	$—	$—
Depletion, depreciation, amortization and accretion	(352,062)	(72)	—	(352,134)
Interest income	372	1,286	—	1,658
Interest expense	(54,791)	—	—	(54,791)
Earnings in unconsolidated subsidiaries	—	1,179	—	1,179
Subtotal Operating Expenses and Other Income (Expense):	$(406,481)	$2,393	$—	$(404,088)

Segment Assets	$4,046,862	$395,224	$(619)	$4,441,467
Capital Expenditures	516,510	192,568	—	709,078
Investment in Equity Method Investees	—	35,992	—	35,992
Segment EBITDAX	406,539	(1,168)	—	405,371

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. MD&A should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1 of this Quarterly Report. The following information updates the discussion of the Company’s financial condition provided in our Annual Report and analyzes the changes in the results of operations between the three and nine months ended September 30, 2020 and 2019.

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

Financial Results

For the three and nine months ended September 30, 2020, crude oil, natural gas and NGL sales, coupled with the impact of settled derivatives, decreased to $172.3 million and $471.2 million, respectively, as compared to $192.3 million and $592.6 million, respectively, in the same prior year period due to a decrease of $4.50 and $7.87, respectively, in realized price per BOE, including settled derivatives, partially offset by an increase in sales volumes of approximately 620 MBoe and 2,742 MBoe, respectively.

For the three and nine months ended September 30, 2020, we had a net loss of $540.6 million and $823.5 million, respectively, as compared to net income of $33.9 million and a net loss of $16.7 million, respectively, for the three and nine months ended September 30, 2019. The change to a net loss for the three months ended September 30, 2020 from net income for the three months ended September 30, 2019 was primarily driven by a decrease in sales revenues of $18.7 million, a decrease in commodity derivative gains of $97.7 million and an increase in reorganization items, net of $501.1 million partially offset by a decrease in operating expenses of $13.6 million, a decrease in interest expense of $15.8 million and a decrease in income tax expenses of $14.8 million. The increase in net loss for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily driven by a decrease in sales revenues of $234.4 million, an increase in the loss from deconsolidation of $73.1 million, an increase in reorganization items, net of $528.0 million and an increase in operating expenses of $117.7 million partially offset an increase in commodity derivative gains of $144.6 million.

Adjusted EBITDAX was $98.3 million and $336.2 million, respectively, for the three and nine months ended September 30, 2020 as compared to $137.9 million and $405.4 million, respectively, for the three and nine months ended September 30, 2019, reflecting a 28.7% and a 17.1% decrease, respectively. Adjusted EBITDAX is a non-GAAP financial measure. For a definition of Adjusted EBITDAX and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please refer to “—Adjusted EBITDAX.”

Operational Results

During the three months ended September 30, 2020, we suspended drilling and completions operations to reduce capital expenditures and did not incur significant drilling, completion or leasehold expenditures. During the nine months ended September 30, 2020, we incurred approximately $154.6 million in drilling 37 gross (26.5 net) wells with an average lateral length of 2.3 miles and completing 41 gross (31.7 net) wells with an average lateral length of 2.4 miles, all of which were horizontal wells in the DJ Basin. In addition, we incurred approximately $13.8 million of leasehold and surface acreage additions. We turned to sales 49 gross (36.6 net) wells with an average lateral length of approximately 2.4 miles.

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

Elevation Gathering Agreements

In November 2020, the Company and Elevation reached an agreement in principle regarding amendments to the gathering agreements and the settlement of outstanding claims. The Company anticipates finalizing the settlement in the fourth quarter of 2020, pending Bankruptcy Court approval. As part of the settlement, the Company will pay Elevation $38.4 million in cash over 24 months following the Company’s emergence from chapter 11 and both parties agreed Elevation will be allowed to submit an unsecured claim of $80.0 million with the Bankruptcy Court. The agreement would also release certain areas from future dedication, provide a reduction in gathering fees, a reduction in the number of wells subject to the drilling commitment, and an extended term in order to satisfy the drilling commitment. We accrued $46.8 million discussed at Note 14—Commitment and Contingencies in Part I, Item 1. Financial Information of this Quarterly Report and $2.9 million of accrued interest. Therefore, during the third quarter of 2020, we accrued $68.7 million within liabilities subject to compromise on the condensed consolidated balance sheets as of September 30, 2020 and in reorganization items, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2020.

Rejection of Midstream Contracts

On November 2, 2020, the Bankruptcy Court ruled in favor of Extraction rejecting certain transportation and gathering contracts with an effective date as of June 14, 2020 and August 11, 2020. As a result of these rejections, we accrued $405.2 million within liabilities subject to compromise on the condensed consolidated balance sheets as of September 30, 2020 and in reorganization items, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2020.

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

Due to the decline in crude oil prices and ongoing uncertainty regarding the oil supply-demand macro environment, we have recently reduced our operations in order to preserve capital. Specifically, as part of the Chapter 11 Cases, we have rejected our drilling rig contracts and certain equipment and compression agreements as discussed in Note 14—Commitments and Contingencies in Part I, Item 1. Financial Information of this Quarterly Report.

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

Senate Bill 19-181 "Protect Public Welfare Oil and Gas Operations"

In April 2019, Senate Bill 19-181 ("SB181") became law, increasing the regulatory authority of local governments in Colorado over the surface impacts of oil and gas development in a necessary and reasonable manner, and in October 2020, Colorado's Air Quality Control Commission ("AQCC") adopted new rules targeting air emissions from upstream oil and gas operation. Among other things, SB181 (i) repeals a prior law restricting local government land use authority over oil and gas mineral extraction areas to areas designated by the COGCC, (ii) directs the AQCC to review its leak detection and repair rules and to adopt rules to minimize emissions of certain air pollutants, (iii) clarifies that local governments have authority to regulate the siting of oil and gas locations in a necessary and reasonable manner, including the ability to inspect oil and gas facilities, impose fines for leaks, spills, and emissions, and impose fees on operators or owners to cover regulation and enforcement costs, (iv) allows local governments or oil and gas operators to request a technical review board to evaluate the effect of the local government’s preliminary or final determination on the operator’s application, (v) repeals an exemption for oil and gas production from counties’ authority to regulate noise, (vi) alters forced pooling requirements by increasing the threshold to compel non-consenting individuals into statutory pooling agreements and (vii) prioritizes the protection of public health, safety, and welfare, the environment, and wildlife resources in the regulation of oil and gas development. Although industry trade associations opposed SB181, Extraction has demonstrated an ability to continue to successfully operate our business. However, the enactment of SB181 and the development and implementation of related rules and regulations, which is under way, could lead to delays and additional costs to our business. Also, certain interest groups in Colorado opposed to oil and natural gas development generally have in previous years advanced various alternatives for ballot initiatives which would result in significantly limiting or preventing oil and natural gas development in the state.

Resulting from Colorado’s adoption of SB181 during 2019, the COGCC is currently in the process of promulgating rules associated with that legislation that, if passed, would, among other things, impose mandatory 2,000 foot setbacks for all schools and childcare centers, as well as new siting criteria for any oil and gas locations that are within 2,000 feet from residential building units. The rules additionally require local government permitting approval that could add additional timing and complexity burdens and curtail the pace of our new oil and gas development. A formal vote related to these proposed rules is expected to take place in late November 2020, and if passed, the new rules are expected to take effect on January 1, 2021.

Though these new siting zones add a number of new criteria for permitting, at this time, the promulgation of these rules has not resulted in any significant changes to our development plans. Extraction has all necessary state and local approvals for 116 permits to drill wells over the next several years. However, if additional regulatory measures are adopted, we could experience delays and/or curtailment in the permitting or pursuit of exploration, development or production activities. Such compliance requirements may lead to delays and additional costs to our operations and reduce the area available for future development of our operations. The discretion with which these new rules are interpreted and enforced by the new COGCC could additionally have a material adverse effect on our business, financial condition, and results of operations.

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
Sources of Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs that are extracted from our natural gas during processing. Our oil, natural gas and NGL revenues do not include the effects of derivatives. For the three months ended September 30, 2020, our revenues were derived 71% from oil sales, 15% from natural gas sales and 14% from NGL sales. For the three months ended September 30, 2019, our revenues were derived 85% from oil sales, 10% from natural gas sales and 5% from NGL sales. For the nine months ended September 30, 2020, our revenues were derived 71% from oil sales, 16% from natural gas sales and 13% from NGL sales. For the nine months ended September 30, 2019, our revenues were derived 81% from oil sales, 12% from natural gas sales and 7% from NGL sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Sales Volumes

The following table presents historical sales volumes for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Oil (MBbl)	2,818	3,597	9,741	10,830
Natural gas (MMcf)	18,277	14,418	54,823	43,433
NGL (MBbl)	2,146	1,390	6,031	4,097
Total (MBoe)	8,010	7,390	24,909	22,167
Average net sales (BOE/d)	87,068	80,327	90,909	81,198

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

Realized Prices on the Sale of Oil, Natural Gas and NGL

Our results of operations depend upon many factors, particularly the price of oil, natural gas and NGL and our ability to market our production effectively. Oil, natural gas and NGL prices are among the most volatile of all commodity prices. For example, during the period from January 1, 2014 to September 30, 2020, NYMEX West Texas Intermediate oil prices ranged from a high of $107.26 per Bbl to a low of negative $37.63 per Bbl. Average daily prices for NYMEX Henry Hub gas ranged from a high of $6.15 per MMBtu to a low of $1.48 per MMBtu during the same period. Declines in, and continued depression of, the price of oil and natural gas occurring during 2015, 2019 and 2020 are due to a combination of factors including increased U.S. supply, global economic concerns stemming from COVID-19 and the price war between Russia and Saudi Arabia. These price variations can have a material impact on our financial results and capital expenditures.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Oil
NYMEX WTI High ($/Bbl)	$43.39	$62.90	$63.27	$66.30
NYMEX WTI Low ($/Bbl)	$36.76	$51.09	$(37.63)	$46.54
NYMEX WTI Average ($/Bbl)	$40.92	$56.44	$38.21	$57.10
Average Realized Price ($/Bbl)(1)	$39.41	$41.99	$27.88	$46.31
Average Realized Price, with derivative settlements ($/Bbl)(1)	$44.01	$45.58	$35.45	$43.77
Average Realized Price as a % of Average NYMEX WTI	96.3%	74.4%	73.0%	81.1%
Differential ($/Bbl) to Average NYMEX WTI(2)	$(1.51)	$(8.28)	$(9.17)	$(8.74)
Natural Gas
NYMEX Henry Hub High ($/MMBtu)	$2.66	$2.68	$2.66	$3.59
NYMEX Henry Hub Low ($/MMBtu)	$1.64	$2.07	$1.48	$2.07
NYMEX Henry Hub Average ($/MMBtu)	$2.12	$2.33	$1.92	$2.56
NYMEX Henry Hub Average converted to a $/Mcf basis(3)	$2.33	$2.56	$2.11	$2.82
Average Realized Price ($/Mcf)	$1.34	$1.17	$1.14	$1.71
Average Realized Price, with derivative settlements ($/Mcf)	$1.40	$1.33	$1.34	$1.69
Average Realized Price as a % of Average NYMEX Henry Hub(3)	57.5%	45.7%	54.0%	60.6%
Differential ($/Mcf) to Average NYMEX Henry Hub(3)	$(0.99)	$(1.39)	$(0.97)	$(1.11)
NGL
Average Realized Price ($/Bbl)	$10.60	$6.55	$8.42	$10.97
Average Realized Price as a % of Average NYMEX WTI	25.9%	11.6%	22.0%	19.2%
BOE
Average Realized Price per BOE(1)	$19.75	$23.94	$15.46	$28.01
Average Realized Price per BOE with derivative settlements	$21.51	$26.01	$18.86	$26.73
(1)Includes non-cash amounts allocated to a satisfied performance obligation, recognized within oil sales for the nine months ended September 30, 2020 and for the three and nine months ended September 30, 2019, pursuant to ASC 606, Revenue Recognition.
(2)Excludes non-cash amounts allocated to a satisfied performance obligation, recognized within oil sales for the nine months ended September 30, 2020 and for the three and nine months ended September 30, 2019, pursuant to ASC 606, Revenue Recognition.
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

For a description of our derivative instruments that we utilize and a summary of our commodity derivative contracts as of September 30, 2020, please see Note 7—Commodity Derivative Instruments in Part I, Item 1. Financial Information of this Quarterly Report.

The following table summarizes our historical derivative positions and the settlement amounts for each of the periods indicated.

	For the Nine Months Ended
	September 30,
	2020	2019
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	2,441,000	5,580,000
Weighted average fixed price ($/Bbl)	$50.36	$52.55
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	4,950,000	15,800,000
Weighted average purchased put price ($/Bbl)	$54.48	$46.59
NYMEX WTI Crude Purchased Calls:
Notional volume (Bbl)	1,100,000	14,000,000
Weighted average purchased call price ($/Bbl)	$68.04	$64.99
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	5,650,000	17,750,000
Weighted average sold call price ($/Bbl)	$63.37	$63.69
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	5,300,000	15,300,000
Weighted average sold put price ($/Bbl)	$44.39	$44.33
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	22,000,000	23,400,000
Weighted average fixed price ($/MMBtu)	$2.72	$2.83
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	600,000	3,600,000
Weighted average purchased put price ($/MMBtu)	$2.90	$3.04
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	600,000	3,600,000
Weighted average sold call price ($/MMBtu)	$3.48	$3.46
NYMEX HH Natural Gas Sold Puts:
Notional volume (MMBtu)	—	3,000,000
Weighted average sold put price ($/MMBtu)	$—	$2.50
CIG Basis Gas Swaps:
Notional volume (MMBtu)	24,600,000	31,100,000
Weighted average fixed basis price ($/MMBtu)	$(0.60)	$(0.73)
Total Amounts Received/(Paid) from Settlement (in thousands)	$180,770	$(8,432)
Cash used in changes in Accounts Receivable and Accounts Payable related to Commodity Derivatives	$(7,713)	$(10,095)
Derivative unwinds reducing the Credit Facility balance	$(96,065)	$—
Settlements on Commodity Derivatives per Condensed Consolidated Statements of Cash Flows	$76,992	$(18,527)

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

Capital Expenditures

For the nine months ended September 30, 2020, we incurred approximately $154.6 million in drilling and completion capital expenditures. For the nine months ended September 30, 2020, we drilled 37 gross (26.5 net) wells with an average lateral length of approximately 2.3 miles and completed 41 gross (31.7 net) wells with an average lateral length of approximately 2.4 miles. We turned to sales 49 gross (36.6 net) wells with an average lateral length of approximately 2.4 miles. In addition, we incurred approximately $13.8 million of leasehold and surface acreage additions.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Net Income (Loss) to Adjusted EBITDAX:
Net income (loss)	$(540,607)	$33,924	$(823,504)	$(16,664)
Add back:
Depletion, depreciation, amortization and accretion	85,306	114,996	243,977	352,134
Impairment of long lived assets	—	—	1,736	11,233
Other operating expenses	9,766	—	75,549	—
Exploration and abandonment expenses	9,762	13,245	184,903	32,725
Gain on sale of property and equipment	—	(1,011)	—	(1,329)
(Gain) loss on commodity derivatives	9,673	(87,956)	(184,041)	(39,383)
Settlements on commodity derivative instruments	14,045	16,101	180,770	(8,432)
Premiums paid for derivatives that settled during the period	—	(812)	—	(19,910)
Stock-based compensation expense	1,902	11,358	4,462	39,306
Amortization of debt issuance costs	155	974	3,345	3,799
Gain on repurchase of 2026 Senior Notes	—	—	—	(10,486)
Interest expense	7,233	22,250	45,714	61,478
Income tax expense	—	14,800	2,200	900
Loss on deconsolidation of Elevation Midstream, LLC	—	—	73,139	—
Reorganization items, net	501,073	—	527,992	—
Adjusted EBITDAX	$98,308	$137,869	$336,242	$405,371

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

	Upstream	Midstream	Consolidated	Upstream	Midstream	Consolidated
	For the Three Months Ended September 30, 2020			For the Nine Months Ended September 30, 2020
Cash Flow from Operating Activities
Net cash provided by operating activities	$65,099	$—	$65,099	$146,173	$2,880	$149,053
Changes in current assets and liabilities	$(485,970)	$—	$(485,970)	$(534,034)	$(1,907)	$(535,941)
Discretionary Cash Flow	$(420,871)	$—	$(420,871)	$(387,861)	$973	$(386,888)

Cash Flow from Investing Activities
Net cash used in investing activities	$(25,236)	$—	$(25,236)	$(210,809)	$(5,840)	$(216,649)
Change in accounts payable and accrued liabilities related to capital expenditures	$25,853	$—	$25,853	$50,227	$2,210	$52,437
Adjusted Cash Flow provided by (used in) Investing	$617	$—	$617	$(160,582)	$(3,630)	$(164,212)

Other Non-Recurring Adjustments(1)	$433	$—	$433	$1,603	$—	$1,603

Free Cash Flow	$(419,821)	$—	$(419,821)	$(546,840)	$(2,657)	$(549,497)

	Upstream	Midstream	Consolidated	Upstream	Midstream	Consolidated
	For the Three Months Ended September 30, 2019			For the Nine Months Ended September 30, 2019
Cash Flow from Operating Activities
Net cash provided by (used in) operating activities	$138,230	$(113)	$138,117	$355,052	$1,509	$356,561
Changes in current assets and liabilities	$(11,023)	$(586)	$(11,609)	$20,418	$(1,355)	$19,063
Discretionary Cash Flow	$127,207	$(699)	$126,508	$375,470	$154	$375,624

Cash Flow from Investing Activities
Net cash used in investing activities	$(196,543)	$(61,081)	$(257,624)	$(521,697)	$(185,171)	$(706,868)
Change in accounts payable and accrued liabilities related to capital expenditures	$76,455	$(11,106)	$65,349	$6,746	$(22,972)	$(16,226)
Adjusted Cash Flow used in Investing	$(120,088)	$(72,187)	$(192,275)	$(514,951)	$(208,143)	$(723,094)

Other Non-Recurring Adjustments(1)	$4,539	$—	$4,539	$9,849	$—	$9,849

Free Cash Flow	$11,658	$(72,886)	$(61,228)	$(129,632)	$(207,989)	$(337,621)

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

Items Affecting the Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:
•During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections and claims assessments significantly impact our financial results. For the three and nine months ended September 30, 2020, we incurred $501.1 million and $528.0 million of reorganization items net, respectively, as compared to none in 2019. As a result, our historical financial performance is likely not indicative of financial performance after the date of the bankruptcy filing.
•For the nine months ended September 30, 2020 and 2019, respectively, exploration and abandonment expenses increased primarily due to the abandonment of $179.0 million and $26.2 million of unproved properties.
•Elevation Midstream, LLC was deconsolidated as of March 16, 2020 and accounted for as an equity method investment. We elected the fair value option to remeasure the Elevation Midstream, LLC equity method investment and determined it had no fair value. We recorded a $73.1 million loss on deconsolidation of Elevation Midstream, LLC in the condensed consolidated statements of operations for the nine months ended September 30, 2020. Please see Note 1—Business and Organization — Deconsolidation of Elevation Midstream, LLC in Part I, Item 1. Financial Information of this Quarterly Report for information related to the deconsolidation of Elevation Midstream, LLC.
•On April 2, 2020, Elevation demanded payment of $46.8 million due to an alleged breach in contract stemming from a purported failure to complete the pipeline extensions connecting certain wells to the Badger central gathering facility prior to April 1, 2020. While we dispute that these amounts are due to Elevation, under ASC Topic 450 - Contingencies, we recorded the amount in other operating expenses on the condensed consolidated statements of operations for the nine months ended September 30, 2020.

Historical Results of Operations and Operating Expenses

Oil, Natural Gas and NGL Sales Revenues, Operating Expenses and Other Income (Expense).

For components of our revenues, operating expenses, other income (expense) and net income (loss), please see our condensed consolidated statements of operations in Part I, Item 1. Financial Information of this Quarterly Report.

The following table provides a summary of our sales volumes, average prices and operating expenses on a per BOE basis for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales (MBoe)(1):	8,010	7,390	24,909	22,167
Oil sales (MBbl)	2,818	3,597	9,741	10,830
Natural gas sales (MMcf)	18,277	14,418	54,823	43,433
NGL sales (MBbl)	2,146	1,390	6,031	4,097
Sales (BOE/d)(1):	87,068	80,327	90,909	81,198
Oil sales (Bbl/d)	30,632	39,098	35,551	39,670
Natural gas sales (Mcf/d)	198,662	156,717	200,083	159,095
NGL sales (Bbl/d)	23,326	15,109	22,011	15,007
Average sales prices(2):
Oil sales (per Bbl)(3)	$39.41	$41.99	$27.88	$46.31
Oil sales with derivative settlements (per Bbl)(3)	44.01	45.58	35.45	43.77
Natural gas sales (per Mcf)	1.34	1.17	1.14	1.71
Natural gas sales with derivative settlements (per Mcf)	1.40	1.33	1.34	1.69
NGL sales (per Bbl)	10.60	6.55	8.42	10.97
Average price (per BOE)(3)	19.75	23.94	15.46	28.01
Average price with derivative settlements (per BOE)(3)	21.51	26.01	18.86	26.73
Expense per BOE:
Lease operating expenses	$1.55	$3.11	$2.64	$3.09
Transportation and gathering	6.26	0.94	3.98	1.31
Production taxes	0.21	1.31	0.80	2.09
Exploration and abandonment expenses	1.22	1.79	7.42	1.48
Depletion, depreciation, amortization and accretion	10.65	15.56	9.79	15.89
General and administrative expenses	1.45	3.71	1.90	3.87
Cash general and administrative expenses	1.21	2.17	1.73	2.10
Stock-based compensation	0.24	1.54	0.17	1.77
Total operating expenses per BOE(4)	$21.34	$26.42	$26.53	$27.73

Production taxes as a percentage of revenue	1.1%	5.5%	5.1%	7.5%

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
(3)Includes amounts allocated to a satisfied performance obligation, recognized within oil sales for the nine months ended September 30, 2020 and for the three and nine months ended September 30, 2019, pursuant to ASC 606, Revenue Recognition.
(4)Excludes midstream operating expenses, impairment of long lived assets, gain on sale of property and equipment and other operating expenses.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Oil sales revenues. Crude oil sales revenues decreased by $39.9 million to $111.1 million for the three months ended September 30, 2020 as compared to crude oil sales of $151.0 million for the three months ended September 30, 2019. A decrease in sales volumes between these periods contributed a $32.7 million negative impact, and a decrease in crude oil prices contributed a $7.2 million negative impact.

For the three months ended September 30, 2020, our crude oil sales averaged 30.6 MBbl/d. Our crude oil sales volume decreased by 779 to 2,818 MBbl for the three months ended September 30, 2020 compared to 3,597 MBbl for the three months ended September 30, 2019. The volume decrease is primarily due to the natural decline of our existing properties and 0.4 MBbl of oil that was produced but not sold due to line fill requirements under our long-term crude oil delivery commitment agreement, partially offset by an increase in production from the completion of 51 gross wells from October 1, 2019 to September 30, 2020.

The average price we realized on the sale of crude oil was $39.41 per Bbl for the three months ended September 30, 2020 compared to $41.99 per Bbl for the three months ended September 30, 2019. For the three months ended September 30, 2019, crude oil revenue decreased $22.2 million due to the contract term impacting the amount of consideration that can be included in the transaction price which reduced oil sales revenue pursuant to ASC 606. For the three months ended September 30, 2020, no such decrease in crude oil revenue was recorded.

Natural gas sales revenues. Natural gas sales revenues increased by $7.6 million to $24.4 million for the three months ended September 30, 2020 as compared to natural gas sales revenues of $16.8 million for the three months ended September 30, 2019. An increase in sales volumes between these periods contributed a $4.5 million positive impact, while an increase in natural gas prices contributed a $3.1 million positive impact.

For the three months ended September 30, 2020, our natural gas sales averaged 198.7 MMcf/d. Natural gas sales volumes increased by 3,859 to 18,277 MMcf for the three months ended September 30, 2020 as compared to 14,418 MMcf for the three months ended September 30, 2019. The volume increase is primarily due to the completion of 51 gross wells from October 1, 2019 to September 30, 2020, partially offset by the natural decline on existing producing properties.

The average price we realized on the sale of our natural gas was $1.34 per Mcf for the three months ended September 30, 2020 compared to $1.17 per Mcf for the three months ended September 30, 2019, primarily due to an increase of volumes on a certain gathering system for the three months ending September 30, 2019.

NGL sales revenues. NGL sales revenues increased by $13.6 million to $22.7 million for the three months ended September 30, 2020 as compared to NGL sales revenues of $9.1 million for the three months ended September 30, 2019. An increase in sales volumes between these periods contributed a $4.8 million positive impact, while an increase in price contributed a $8.8 million positive impact.

For the three months ended September 30, 2020, our NGL sales averaged 23.3 MBbl/d. NGL sales volumes increased by 756 to 2,146 MBbl for the three months ended September 30, 2020 as compared to 1,390 MBbl for the three months ended September 30, 2019. The volume increase is primarily due to the completion of 51 gross wells from October 1, 2019 to September 30, 2020, partially offset by the natural decline on existing producing properties. Our NGL sales are directly associated with our natural gas sales because our natural gas volumes are processed by third parties for both residue natural gas sales and NGL sales.

The average price we realized on the sale of our NGL was $10.60 per Bbl for the three months ended September 30, 2020 compared to $6.55 per Bbl for the three months ended September 30, 2019, primarily due to an increase of volumes on a certain gathering system.

Lease operating expenses. Our LOE decreased by $10.6 million to $12.4 million for the three months ended September 30, 2020, from $23.0 million for the three months ended September 30, 2019. The decrease in LOE was primarily the result of a decrease in labor, rental equipment and workover repairs in an effort to optimize our field cost structure during the three months ended September 30, 2020. On a per unit basis, LOE decreased to $1.55 per BOE sold for the three months ended September 30, 2020 from $3.11 per BOE for the three months ended September 30, 2019.

Transportation and gathering ("T&G"). Our T&G expense increased by $43.3 million to $50.2 million for the three months ended September 30, 2020, from $6.9 million for the three months ended September 30, 2019. The increase in T&G was primarily due to an increase of volumes on a certain gathering system and a change in oil contracts during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. On a per unit basis, T&G increased to $6.26 per BOE sold for the three months ended September 30, 2020 compared to $0.94 per BOE sold for the three months ended September 30, 2019.

Production taxes. Our production taxes decreased by $8.0 million to $1.7 million for the three months ended September 30, 2020 as compared to $9.7 million for the three months ended September 30, 2019. The decrease is primarily attributable to decreased revenue as production taxes are calculated as a percentage of sales revenue. Production taxes as a percentage of sales revenue was 1.1% for the three months ended September 30, 2020 as compared to 5.5% for the three months ended September 30, 2019. The decrease in production taxes as a percentage of sales revenue relates to a decrease in the estimated ad valorem and severance tax rates and an adjustment to the estimated ad valorem tax payable for the three months ended September 30, 2020.

Exploration and abandonment expenses. Our exploration and abandonment expenses were $9.8 million for the three months ended September 30, 2020, of which $9.5 million was lease abandonment expense. For the three months ended September 30, 2019, we recognized $13.2 million in exploration and abandonment expenses.

Depletion, depreciation, amortization and accretion expense ("DD&A"). Our DD&A expense decreased $29.7 million to $85.3 million for the three months ended September 30, 2020 as compared to $115.0 million for the three months ended September 30, 2019. On a per unit basis, DD&A expense decreased to $10.65 per BOE for the three months ended September 30, 2020 from $15.56 per BOE for the three months ended September 30, 2019. This decrease is due to an impairment of $1.3 billion of proved oil and gas properties that occurred during the fourth quarter of 2019.

General and administrative expenses ("G&A"). General and administrative expenses decreased by $15.8 million to $11.6 million for the three months ended September 30, 2020 as compared to $27.4 million for the three months ended September 30, 2019. This decrease is primarily due to reductions of workforce during the first and second quarters of 2020, and a decrease in stock-based compensation expense recognized for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. On a per unit basis, G&A expense decreased to $1.45 per BOE sold for the three months ended September 30, 2020 from $3.71 per BOE sold for the three months ended September 30, 2019.

Our G&A expenses include the non-cash expense for stock-based compensation for equity awards granted to our employees and directors. For the three months ended September 30, 2020, there was $1.9 million of stock-based compensation expense. For the three months ended September 30, 2019, stock-based compensation expense was $11.4 million.

Other operating expenses. Other operating expenses were $9.8 million for the three months ended September 30, 2020. This amount is primarily made up of a $3.7 million early termination fee related to the termination of our crude oil marketing contract, $2.4 million incurred in production tax interest expense and $2.9 million of accrued interest related to an alleged breach in contract.

Commodity derivative gain (loss). Primarily due to the increase in NYMEX crude oil future prices at September 30, 2020 as compared to June 30, 2020 and change in fair value from the execution of new positions, we incurred a net loss on our commodity derivatives of $9.7 million for the three months ended September 30, 2020. Primarily due to the decrease in NYMEX crude oil futures prices at September 30, 2019 as compared to June 30, 2019 and change in fair value from the execution of new positions, we incurred a net gain on our commodity derivatives of $88.0 million for the three months ended September 30, 2019, including the amortization of premiums. These gains and losses are a result of our hedging program, which is used to mitigate our exposure to commodity price fluctuations. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program in the future. Therefore, we expect our net income (loss) to reflect the volatility of commodity price forward markets. Our cash flow will only be affected upon settlement of the transactions at the current market prices at that time. During the three months ended September 30, 2020, we received commodity derivatives totaling $14.0 million. During the three months ended September 30, 2019, we received settlements of commodity derivatives totaling $16.1 million.

Reorganization items, net. Due to the commencement of the Chapter 11 Cases during the second quarter of 2020, we have incurred and will continue to incur significant costs associated with our reorganization, primarily from damages for rejected or settled contracts and legal and professional fees. For the three months ended September 30, 2020, we recognized $501.1 million in reorganization items. No reorganization items were recognized during the same period in the preceding year. Please see to Note 5—Reorganization Items, Net in Part I, Item I, Financial Information of this Quarterly Report.

Interest expense. Interest expense consists of interest expense on our long-term debt and amortization of debt issuance costs, net of capitalized interest. For the three months ended September 30, 2020, we recognized interest expense of $7.4 million as compared to $23.2 million for the three months ended September 30, 2019, as a result of borrowings under our DIP Credit Facility, our Credit Facility, our 2024 Senior Notes, our 2026 Senior Notes and the amortization of debt issuance costs. As a result of the Chapter 11 Cases, no interest has been accrued on our 2024 and 2026 Senior Notes since June 14, 2020.

We incurred interest expense for the three months ended September 30, 2020 of $8.1 million related to our Credit Facility and DIP Credit Facility. We incurred interest expense for the three months ended September 30, 2019 of approximately $23.9 million related to our Credit Facility, our 2024 Senior Notes, and our 2026 Senior Notes. Also included in interest expense for the three months ended September 30, 2020 and 2019 was the amortization of debt issuance costs of $0.2 million and $1.0 million, respectively. For the three months ended September 30, 2020 and 2019, we capitalized interest expense of $0.9 million and $1.6 million, respectively.

Income tax expense. We recorded no income tax expense for the three months ended September 30, 2020 and $14.8 million of income tax expense for the three months ended September 30, 2019. This resulted in an effective tax rate of approximately zero and 30.4% for the three months ended September 30, 2020 and 2019, respectively. Our effective tax rate for the three months ended September 30, 2020 and 2019 differs from the U.S. statutory income tax rates of 21.0% primarily due to the effects of state income taxes, estimated taxable permanent differences, and valuation allowance.

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

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Oil sales revenues. Crude oil sales revenues decreased by $230.0 million to $271.6 million for the nine months ended September 30, 2020 as compared to crude oil sales of $501.6 million for the nine months ended September 30, 2019. A decrease in sales volumes between these periods contributed a $50.4 million negative impact, and a decrease in crude oil prices contributed a $179.6 million negative impact. For the nine months ended September 30, 2020, crude oil revenue decreased by approximately $12.3 million as compared to a crude oil revenue decrease of approximately $22.2 million for the nine months ended September 30, 2019 due to the contract term impacting the amount of consideration that can be included in the transaction price which reduced oil sales revenue pursuant to ASC 606.

For the nine months ended September 30, 2020, our crude oil sales averaged 35.6 MBbl/d. Our crude oil sales volume decreased by 10% to 9,741 MBbl for the nine months ended September 30, 2020 compared to 10,830 MBbl for the nine months ended September 30, 2019. The volume decrease is primarily due to the natural decline of our existing properties and 0.4 MBbl of oil that was produced but not sold due to line fill requirements under our long-term crude oil delivery commitment agreement, partially offset by an increase in production from the completion of 51 gross wells from October 1, 2019 to September 30, 2020.

The average price we realized on the sale of crude oil was $27.88 per Bbl for the nine months ended September 30, 2020 compared to $46.31 per Bbl for the nine months ended September 30, 2019, primarily due to changes in market prices for crude oil and the decreases of $12.3 million and $22.2 million, respectively, in crude oil revenue explained above.

Natural gas sales revenues. Natural gas sales revenues decreased by $11.7 million to $62.7 million for the nine months ended September 30, 2020 as compared to natural gas sales revenues of $74.4 million for the nine months ended September 30, 2019. An increase in sales volumes between these periods contributed a $19.5 million positive impact, while a decrease in natural gas prices contributed a $31.2 million negative impact.

For the nine months ended September 30, 2020, our natural gas sales averaged 200.1 MMcf/d. Natural gas sales volumes increased by 11,390 to 54,823 MMcf for the nine months ended September 30, 2020 as compared to 43,433 MMcf for the nine months ended September 30, 2019. The volume increase is primarily due to the completion of 51 gross wells from October 1, 2019 to September 30, 2020, partially offset by the natural decline on existing producing properties.

The average price we realized on the sale of our natural gas was $1.14 per Mcf for the nine months ended September 30, 2020 compared to $1.71 per Mcf for the nine months ended September 30, 2019, primarily due to capacity constraints in transporting the wet gas associated with crude oil production coupled with a negative commodity price environment due to oversupply and a decrease in demand.

NGL sales revenues. NGL sales revenues increased by $5.9 million to $50.8 million for the nine months ended September 30, 2020 as compared to NGL sales revenues of $44.9 million for the nine months ended September 30, 2019. An increase in sales volumes between these periods contributed a $21.1 million positive impact, while a decrease in price contributed a $15.2 million negative impact.

For the nine months ended September 30, 2020, our NGL sales averaged 22.0 MBbl/d. NGL sales volumes increased by 1,934 to 6,031 MBbl for the nine months ended September 30, 2020 as compared to 4,097 MBbl for the nine months ended September 30, 2019. The volume increase is primarily due to the completion of 51 gross wells from October 1, 2019 to September 30, 2020, partially offset by the natural decline on existing producing properties. Our NGL sales are directly associated with our natural gas sales because our natural gas volumes are processed by third parties for both residue natural gas sales and NGL sales.

The average price we realized on the sale of our NGL was $8.42 per Bbl for the nine months ended September 30, 2020 compared to $10.97 per Bbl for the nine months ended September 30, 2019, primarily due to capacity constraints in transporting the wet gas associated with crude oil production coupled with a negative commodity price environment due to oversupply and a decrease in demand.

Lease operating expenses. Our LOE decreased by $2.6 million to $65.8 million for the nine months ended September 30, 2020, from $68.4 million for the nine months ended September 30, 2019. The decrease in LOE was primarily the result of optimization of our field cost structure during the nine months ended September 30, 2020. On a per unit basis, LOE decreased to $2.64 per BOE sold for the nine months ended September 30, 2020 from $3.09 per BOE for the nine months ended September 30, 2019.

Transportation and gathering. Our T&G expense increased by $70.2 million to $99.3 million for the nine months ended September 30, 2020, from $29.1 million for the nine months ended September 30, 2019. The increase in T&G was primarily due to an increase of volumes on a certain gathering system and a change in oil contracts during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. On a per unit basis, T&G increased to $3.98 per BOE sold for the nine months ended September 30, 2020 compared to $1.31 per BOE sold for the nine months ended September 30, 2019.

Production taxes. Our production taxes decreased by $26.6 million to $19.8 million for the nine months ended September 30, 2020 as compared to $46.4 million for the nine months ended September 30, 2019. The decrease is primarily attributable to decreased revenue as production taxes are calculated as a percentage of sales revenue. Production taxes as a percentage of sales revenue was 5.1% for the nine months ended September 30, 2020 as compared to 7.5% for the nine months ended September 30, 2019. The decrease in production taxes as a percentage of sales revenue relates to a decrease in the estimated ad valorem and severance tax rates and an adjustment to the estimated ad valorem tax payable for the nine months ended September 30, 2020.

Exploration and abandonment expenses. Our exploration and abandonment expenses were $184.9 million for the nine months ended September 30, 2020, of which $179.0 million was lease abandonment expense. Due to the decrease in pricing, all of the unproved property in our northern field was abandoned and impaired in the first quarter of 2020. For the nine months ended September 30, 2019, we recognized $32.7 million in exploration and abandonment expenses.

Depletion, depreciation, amortization and accretion expense. Our DD&A expense decreased $108.1 million to $244.0 million for the nine months ended September 30, 2020 as compared to $352.1 million for the nine months ended September 30, 2019. On a per unit basis, DD&A expense decreased to $9.79 per BOE for the nine months ended September 30, 2020 from $15.89 per BOE for the nine months ended September 30, 2019. This decrease is due to an impairment of $1.3 billion of proved oil and gas properties that occurred during the fourth quarter of 2019.

Impairment of long lived assets. For the nine months ended September 30, 2020 and 2019, impairment expense was $1.6 million and $11.2 million, respectively, related to impairment of the proved oil and gas properties in our northern field as the fair value did not exceed the carrying amount associated with the properties.

General and administrative expenses. General and administrative expenses decreased by $38.4 million to $47.4 million for the nine months ended September 30, 2020 as compared to $85.8 million for the nine months ended September 30, 2019. This decrease is primarily due to reductions of workforce during the first and second quarters of 2020, and a decrease in stock-based compensation expense recognized for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. On a per unit basis, G&A expense decreased to $1.90 per BOE sold for the nine months ended September 30, 2020 from $3.87 per BOE sold for the nine months ended September 30, 2019.

Our G&A expenses include the non-cash expense for stock-based compensation for equity awards granted to our employees and directors. For the nine months ended September 30, 2020, there was $4.3 million of stock-based compensation expense. For the nine months ended September 30, 2019, stock-based compensation expense was $39.3 million.

Other operating expenses. Other operating expenses were $75.5 million for the nine months ended September 30, 2020. This amount is primarily made up of a $46.8 million loss contingency from an alleged breach in contract stemming from a purported failure to complete the pipeline extensions connecting certain wells to the Badger central gathering facility prior to April 1, 2020, $2.9 million of accrued interest related to the aforementioned alleged breach in contract, a $13.2 million early termination fee related to the termination of our crude oil marketing contract, a $7.5 million charge to income for expenses related to a workforce reduction in February and May 2020, a $2.4 million charge to income for expenses related to certain drilling rig standby charges during the second quarter of 2020 and a $2.4 million charge to income for interest expense on unpaid production taxes.

Commodity derivative gain. Primarily due to the decrease in NYMEX crude oil futures prices at September 30, 2020 as compared to December 31, 2019 and change in fair value from the execution of new positions, we incurred a net gain on our commodity derivatives of $184.0 million for the nine months ended September 30, 2020. Primarily due to the decrease in NYMEX crude oil futures prices at September 30, 2019 as compared to December 31, 2018 and change in fair value from the execution of new positions, we incurred a net gain on our commodity derivatives of $39.4 million for the nine months ended September 30, 2019, including the amortization of premiums. These gains are a result of our hedging program, which is used to mitigate our exposure to commodity price fluctuations. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program in the future. Therefore, we expect our net income (loss) to reflect the volatility of commodity price forward markets. Our cash flow will only be affected upon settlement of the transactions at the current market prices at that time. During the nine months ended September 30, 2020, we settled commodity derivatives totaling $180.8 million with $84.7 million in cash received and $96.1 million in unwound derivatives that reduced the amount drawn on the Credit Facility. During the nine months ended September 30, 2019, we paid settlements of commodity derivatives totaling $8.4 million.

Loss on deconsolidation of Elevation Midstream, LLC. On March 16, 2020, we deconsolidated Elevation Midstream, LLC. Upon deconsolidation, we elected the fair value option to remeasure the Elevation equity method investment and determined it had no fair value. The Company recorded a $73.1 million loss on deconsolidation of Elevation Midstream, LLC in the condensed consolidated statements of operations for the nine months ended September 30, 2020.

Reorganization items, net. Due to the commencement of the Chapter 11 Cases during the second quarter of 2020, we have incurred and will continue to incur significant costs associated with our reorganization, primarily from damages for rejected or settled contracts and legal and professional fees. For the nine months ended September 30, 2020, we recognized $528.0 million in reorganization items. No reorganization items were recognized during the same period in the preceding year. Please see to Note 5—Reorganization Items, Net in Part I, Item I, Financial Information of this Quarterly Report.

Interest expense. Interest expense consists of interest expense on our long-term debt and amortization of debt issuance costs, net of capitalized interest. For the nine months ended September 30, 2020, we recognized interest expense of $49.1 million as compared to $54.8 million for the nine months ended September 30, 2019, as a result of borrowings under our DIP Credit Facility, our Credit Facility, our 2024 Senior Notes, our 2026 Senior Notes and the amortization of debt issuance costs. As a result of the Chapter 11 Cases, no interest has been accrued on our 2024 and 2026 Senior Notes since June 14, 2020.

We incurred interest expense for the nine months ended September 30, 2020 of $50.6 million related to our 2024 Senior Notes, 2026 Senior Notes, Credit Facility and DIP Credit Facility. We incurred interest expense for the nine months ended September 30, 2019 of approximately $66.9 million related to our Credit Facility, our 2024 Senior Notes, and our 2026 Senior Notes. Also included in interest expense for the nine months ended September 30, 2020 and 2019 was the amortization of debt issuance costs of $3.3 million and $3.8 million, respectively. For the nine months ended September 30, 2020 and 2019, we capitalized interest expense of $4.9 million and $5.4 million, respectively. Interest expense for the nine months ended September 30, 2019 also includes $10.5 million of gain on debt extinguishment upon the repurchase of our 2026 Senior Notes.

Income tax expense. We recorded income tax expense of $2.2 million for the nine months ended September 30, 2020 and $0.9 million for the nine months ended September 30, 2019. This resulted in an effective tax rate of approximately (0.27)% and (5.7)% for the nine months ended September 30, 2020 and 2019, respectively. Our effective tax rate for the nine months ended September 30, 2020 and 2019 differs from the U.S. statutory income tax rates of 21.0% primarily due to the effects of state income taxes, estimated taxable permanent differences, and valuation allowance.

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

In October 2019, Elevation commenced moving crude oil, natural gas and water through its Badger central gathering facility. Because Elevation had no revenue and insignificant operating expenses for the three and nine months ended September 30, 2019, comparison to the three and nine months ended September 30, 2020 is not relevant. Extraction's condensed consolidated statements of operations for the three months ended September 30, 2020 did not contain any Elevation activity due to their deconsolidation on March 16, 2020. The following amounts were incurred entirely during the first quarter of 2020, but are still included in the nine months ended September 30, 2020. During the first quarter of 2020, the gathering and facilities segment had revenues of $6.0 million and direct operating expenses of $3.9 million. General and administrative expenses were $0.7 million for the nine months ended September 30, 2020 and $3.7 million for the nine months ended September 30, 2019. Depreciation expense was $1.1 million during the first quarter of 2020 as the gathering facility was placed into service during the fourth quarter of 2019. Please see Note 16—Segments in Part I, Item I, Financial Information of this Quarterly Report.

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

As a result of the Chapter 11 Cases, our total available liquidity as of September 30, 2020 consisted of cash on hand of $121.2 million. With cash on hand and DIP Credit Facility availability, we believe that we will have sufficient liquidity, including funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 Cases. As such, we expect to pay vendor and royalty obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments.

Sources of Liquidity and Capital Resources

Historically, our primary sources of liquidity have been borrowings under our Credit Facility, proceeds from notes offerings and preferred stock offerings, equity provided by investors, including our management team, cash from issuance of preferred stock, and cash flows from divestitures and from the sale of oil, gas and NGL production. Our primary uses of capital have been for the acquisition of oil and gas properties to increase our acreage position, as well as development and exploration of oil and gas properties. As of September 30, 2020, our DIP Credit Facility borrowings were $110.0 million, with $75.0 million total outstanding including amounts that were rolled over from the Credit Facility. Our Credit Facility borrowings were $453.7 million and $470.0 million at September 30, 2020, and December 31, 2019, respectively. We had senior notes totaling $1.1 billion outstanding at September 30, 2020 and December 31, 2019. We also have other contractual commitments, which are described in Note 14—Commitments and Contingencies in Part I, Item 1, Financial Information of this Quarterly Report.

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

We had a Stock Repurchase Program that ended in 2019. During the nine months ended September 30, 2019, spending under this program was $136.9 million. We also had a Senior Notes Repurchase Program in place. Spending under this program during the nine months ended September 30, 2019 was $39.3 million. No common stock or Senior Notes were repurchased during the nine months ended September 30, 2020.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Nine Months Ended
	September 30,
	2020	2019
Net cash provided by operating activities	$149,053	$356,561
Net cash used in investing activities	$(216,649)	$(706,868)
Net cash provided by financing activities	$164,107	$173,049

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net cash provided by operating activities. For the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, our net cash provided by operating activities decreased by $207.5 million primarily due to the decrease in operating revenues net of expenses of $279.2 million primarily as a result of a decrease in commodity prices and a decrease of $60.6 million related to changes in working capital when excluding the $494.4 million change in accrued damages for rejected and settled contracts. These decreases were offset by a decrease of $37.7 million in cash paid for interest and an increase of $95.5 million in commodity derivative settlement payments received.

Net cash used in investing activities. For the nine months ended September 30, 2020, net cash used in investing activities decreased by $490.2 million compared to the nine months ended September 30, 2019 primarily as a result of $307.8 million less spent on oil and gas property additions, $173.4 million less spent on gathering systems and facilities, $29.0 million less spent on other property and equipment and $12.5 million less spent on our investment in unconsolidated subsidiaries. Proceeds from the sale of assets was $30.8 million less during the first nine months of 2020 than during the same period in 2019.

Net cash provided by financing activities. For the nine months ended September 30, 2020, net cash provided by financing activities was $8.9 million less than for the nine months ended September 30, 2019 primarily as a result of $137.7 million spent to repurchase common stock, $39.3 million spent to repurchase 2026 Senior Notes, $8.2 million spent on Preferred Stock Dividends, and $2.5 million spent on preferred stock issuance costs during the first nine months of 2019, partially offset by $99.0 million received from the issuance of Preferred Units, which did not occur during first nine months of 2020. Further, payments of employee payroll withholding taxes were $1.0 million less and payments of deferred financing costs were $0.8 million less compared to the first nine months of 2019. Also, net borrowings on the Credit Facility and DIP Credit Facility during the first nine months of 2020 were $99.5 million less compared to the first nine months of 2019.

Working Capital

Our working capital deficit was $338.7 million and $240.8 million at September 30, 2020 and December 31, 2019, respectively. However, as of September 30, 2020, many of our current liabilities were classified as liabilities subject to compromise. Our cash balances totaled $121.2 million and $32.4 million at September 30, 2020 and December 31, 2019, respectively.

Due to the amounts that we incur related to our drilling and completion program and the timing of such expenditures, we may incur working capital deficits in the future. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil, natural gas and NGL production will be the largest variables affecting our working capital along with reorganization costs pertaining to the bankruptcy. As part of the Chapter 11 Cases, the Company filed a motion to reject its drilling rig contracts. As such, the Company recorded $6.7 million in liabilities subject to compromise on the condensed consolidated balance sheets as of September 30, 2020 and in reorganization items, net on the condensed consolidated statements of operations. Please see Note 14—Commitments and Contingencies and Note 1—Business and Organization — Ability to Continue as a Going Concern in Part I, Item 1. Financial Information of this Quarterly Report.

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

Impact of Inflation/Deflation and Pricing

All of our transactions are denominated in U.S. dollars. Typically, as prices for oil and natural gas increase, associated costs rise. Conversely, as prices for oil and natural gas decrease, costs decline. Cost declines tend to lag and may not adjust downward in proportion to declining commodity prices. Historically, field-level prices received for our oil and natural gas production have been volatile. During the year ended December 31, 2019, commodity prices increased during the first, second and third quarter, and subsequently decreased in the fourth quarter. During the nine months ended September 30, 2020, commodity prices decreased compared to the same period in 2019. Changes in commodity prices impact our revenues, estimates of reserves, assessments of any impairment of oil and natural gas properties, as well as values of properties being acquired or sold. Price changes have the potential to affect our ability to raise capital, borrow money, and retain personnel.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have material off-balance sheet arrangements.

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

For a summary of our commodity derivative contracts as of September 30, 2020, please see Note 7—Commodity Derivative Instruments in Part 1, Item 1 of this Quarterly Report.

As of September 30, 2020, the fair market value of our oil derivative contracts was a net asset of $32.9 million. Based on our open oil derivative positions at September 30, 2020, a 10% increase in the NYMEX WTI price would decrease our net oil derivative asset by approximately $11.9 million, while a 10% decrease in the NYMEX WTI price would increase our net oil derivative asset by approximately $11.1 million. As of September 30, 2020, the fair market value of our natural gas derivative contracts was a net liability of $0.9 million. Based upon our open commodity derivative positions at September 30, 2020, a 10% increase in the NYMEX Henry Hub price would increase our net natural gas derivative liability by approximately $2.2 million, while a 10% decrease in the NYMEX Henry Hub price would decrease our net natural gas derivative liability by approximately $2.2 million, which would result in a net asset position. Please see “—How We Evaluate Our Operations—Derivative Arrangements.”

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

We sell oil, natural gas and NGL to various types of customers, including pipelines and refineries. Credit is extended based on an evaluation of the customer’s financial conditions and historical payment record. The future availability of a ready market for oil, natural gas and NGL depends on numerous factors outside of our control, none of which can be predicted with certainty. For the nine months ended September 30, 2020, we had certain major customers that exceeded 10% of total oil, natural gas and NGL revenues. We do not believe the loss of any single purchaser would materially impact our operating results because oil, natural gas and NGL are fungible products with well-established markets and numerous purchasers.

At September 30, 2020, we had commodity derivative contracts with two counterparties. We do not require collateral or other security from counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting agreements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review. For the three and nine months ended September 30, 2020 and 2019, we did not incur any losses with respect to counterparty contracts. None of our existing derivative instrument contracts contain credit risk related contingent features.

Interest Rate Risk

At September 30, 2020, we had $110.0 million variable-rate debt outstanding related to our DIP Credit Facility. The impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $1.1 million per year. At September 30, 2020, we had $453.7 million variable-rate debt outstanding related to our Credit Facility. The impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $4.5 million per year. We may begin entering into interest rate swap arrangements on a portion of our outstanding debt to mitigate the risk of fluctuations in LIBOR if we have variable-rate debt outstanding in the future. Please see “—Liquidity and Capital Resources—Debt Arrangements.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2020, due to the material weakness in internal control over financial reporting as described below.

Management's Material Weakness Remediation Plan

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management determined that the Company did not design and maintain effective controls to determine the appropriate contract termination date and evaluate the potential accounting implications of changes in termination dates of contracts with customers. This material weakness resulted in a restatement of the Company’s condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2019 and immaterial errors to the condensed consolidated financial statements for the periods ended December 31, 2018, March 31, 2019 and June 30, 2019. The line items affected were oil sales, accounts payable and accrued liabilities, other non-current liabilities, inventory, prepaid expenses and other, and other non-current assets. Additionally, this material weakness could result in a misstatement of the aforementioned financial statement line items or disclosures that would result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can found in Note 14—Commitments and Contingencies — Litigation and Legal Items in Part I, Item 1. Financial Information in this Quarterly Report.

ITEM 1A. RISK FACTORS

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described below and under Item 1A "Risk Factors," included in our Annual Report on Form 10-K filed with the SEC on March 12, 2020 and the Quarterly Reports on Form 10-Q filed with the SEC on May 11, 2020 and August 10, 2020. The risks described below and in our annual and quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity for the duration of the Chapter 11 Cases or to confirm a plan of reorganization or liquidation.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and expect to continue to incur, significant costs associated with our reorganization, primarily from damages for rejected or settled contracts, legal and professional fees, and other costs in connection with the Chapter 11 Cases. As of September 30, 2020, available liquidity consisted of cash on hand of $121.2 million and availability of $15.0 million on the DIP Credit Agreement. We expect to continue using additional cash that will further reduce this liquidity. As is described in Note 6—Long-Term Debt in Part I, Item 1. Financial Information in this Quarterly Report, on July 20, 2020, the Bankruptcy Court approved the Final DIP Order which increased the DIP Credit Facility's aggregate commitments to $125.0 million. In addition to a total of $90.0 million outstanding, we drew $20.0 million on July 27, 2020 leaving $15.0 million of availability on the facility. With the Bankruptcy Court’s approval of the Final DIP Order, we believe that we will have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 Cases. As such, we expect to pay vendor and royalty obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments. However, there can be no assurance that our current liquidity will be sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of the Restructuring Plan. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

As of September 30, 2020, we have only $15.0 million of availability under our DIP Credit Facility. Unless we are able to successfully discharge or restructure our existing indebtedness, obtain further waivers or forbearance from our existing lenders or otherwise raise significant capital, it is unlikely that we will be able to meet our obligations as they become due, and we may not be able to continue as a going concern.

Our working capital deficit was $338.7 million and $240.8 million at September 30, 2020 and December 31, 2019, respectively. However, as of September 30, 2020, many of our current liabilities were classified as liabilities subject to compromise. Our cash balances totaled $121.2 million and $32.4 million at September 30, 2020 and December 31, 2019, respectively. For the year ended December 31, 2019, the Company incurred net losses of approximately $1.4 billion. Our continuation as a going concern is dependent upon attaining and maintaining profitable operations and, until that time, raising additional capital as needed, but there can be no assurance that we will be able to obtain sufficient financing. Our ability to generate positive cash flow from operations is dependent upon generating sufficient revenues. To date, our operations have been funded by the sale of oil, gas and NGL production based on prevailing market prices, which decreased significantly in March and April 2020. Our operations have also been funded through availability on our DIP Credit Facility and previously, our Credit Facility. As is described in Note 6—Long-Term Debt in Part I, Item 1. Financial Information in this Quarterly Report, on July 20, 2020, the Bankruptcy Court approved the Final DIP Order which increased the DIP Credit Facility's aggregate commitments to $125.0 million. In addition to a total of $90.0 million outstanding, we drew $20.0 million on July 27, 2020 leaving $15.0 million of availability on the facility. With the Bankruptcy Court’s approval of the Final DIP Order, we believe that we will have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 Cases. As such, we expect to pay vendor and royalty obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments. However, there can be no assurance that our current liquidity will be sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of the Restructuring Plan and thus continue as a going concern. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs to continue as a going concern.

The proposed adoption of new rules by the Colorado Oil & Gas Conservation Commission to require, among other things, new siting criteria for any oil and gas locations that are within 2,000 feet from residential building units, could reduce the area available for future oil and gas development in Colorado and have a material adverse effect on our business.

Resulting from Colorado’s adoption of SB181 during 2019, the COGCC is currently in the process of promulgating rules associated with that legislation that, if passed, would among other things, impose mandatory 2,000 foot setbacks for all schools and childcare centers, as well as new siting criteria for any oil and gas locations that are within 2,000 feet from residential building units. The rules additionally require local government permitting approval that could add additional timing and complexity burdens and curtail the pace of our new oil and gas development. A formal vote related to these proposed rules is expected to take place in late November 2020, and if passed, the new rules are expected to take effect on January 1, 2021. We cannot predict the ultimate impact of implementation of these new rules, including the imposition of 2,000-foot siting zones, but their enactment may lead to delays and additional costs to our operations and reduce the area available for future development of our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Credit Agreement and the indentures governing the Company’s Senior Notes, resulting in the automatic and immediate acceleration of all of the Company’s debt outstanding under the Credit Agreement and Senior Notes. Accordingly, the Company has classified its outstanding senior note debt as liabilities subject to compromise on its condensed consolidated balance sheet as of September 30, 2020. The Credit Facility was not classified as liabilities subject to compromise because it is fully secured in the Chapter 11 Cases and is expected to be unimpaired. Please refer to Note 4—Liabilities Subject to Compromise and Note 6—Long-Term Debt in Part I, Item 1. Financial Information in this Quarterly Report.

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

10.2
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

10.3
Amendment No. 2 to Superpriority Senior Secured Debtor-in-Possession Credit Agreement, dated as of November 2, 2020, by and among Extraction Oil & Gas, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on November 5, 2020).

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

Date: November 9, 2020.

Extraction Oil & Gas, Inc.

By:	/S/ MATTHEW R. OWENS
Matthew R. Owens
President and Chief Executive Officer (principal executive officer)

By:	/S/ TOM L. BROCK
Tom L. Brock
Vice President and Chief Accounting Officer (principal financial officer)