Form 10-K
period 2020-12-31
Extraction Oil & Gas, Inc.
filed 2021-03-18
CIK 1655020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                          to

Commission file number 001-37907

EXTRACTION OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware		46-1473923
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
370 17th Street,	Suite 5200	80202
Denver	Colorado
(Address of principal executive offices)		(Zip Code)
(720) 557-8300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.01	XOG	NASDAQ Global Select Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                 Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                             Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court.        Yes ☒ No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $9.7 million as of June 30, 2020, (based on the last sale price of such stock as quoted on the Pink Open Market).
The total number of shares of common stock, par value $0.01 per share, outstanding as of March 15, 2021 was 25,697,136.
 DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference from the Form 10-K/A to be filed with the Securities and Exchange Commission.

EXTRACTION OIL & GAS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements.” All statements, other than statements of historical facts, included or incorporated by reference herein concerning, among other things, planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled or completed after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Review and consider the cautionary statements and disclosures, specifically those under Item 1A, Risk Factors, made in this report and our other filings with the Securities and Exchange Commission for further information on risk and uncertainties that could affect our business, financial condition, results of operations and cash flows. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•our ability to execute on our business strategy following emergence from bankruptcy;
•the COVID-19 pandemic, including its effects on commodity prices, downstream capacity, employee health and safety, business continuity and regulatory matters;
•federal and state regulations and laws;
•capital requirements and uncertainty of obtaining additional funding on terms acceptable to us;
•risks and restrictions related to our debt agreements;
•impact of political and regulatory developments in Colorado, particularly with respect to additional permit scrutiny;
•our ability to use derivative instruments to manage commodity price risk;
•realized oil, natural gas and NGL prices as well as the volatility and widening of differentials;
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
•seasonal weather conditions;
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
•cost of pending or future litigation;
•risks relating to managing our growth, particularly in connection with the integration of significant acquisitions;
•impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation;
•changes in tax laws;
•effects of competition; and
•the outbreak of communicable diseases such as coronavirus.

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

GLOSSARY OF OIL AND GAS TERMS

Unless indicated otherwise or the context otherwise requires, references in this Annual Report on Form 10-K (“Annual Report”) to the “Company,” “Extraction,” “us,” “we,” “our,” or “ours” or like terms refer to Extraction Oil & Gas, Inc., together with its consolidated subsidiaries.

The terms defined in this section are used throughout this Annual Report:

“Bankruptcy Code” means title 11 of the United States Code, 11 U.S.C. §§ 101–1532, as amended.

“Bankruptcy Court” means the United States Bankruptcy Court for the District of Delaware.

“Bbl” means one stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

“Bbl/d” means Bbl per day.

“BOE” means barrels of oil equivalent. Oil equivalents are determined using the ratio of six Mcf of gas (including gas liquids) to one Bbl of oil.

“BOE/d” means BOE per day.

“Btu” means one British thermal unit – a measure of the amount of energy required to raise the temperature of a one-pound mass of water one degree Fahrenheit at sea level.

“Chapter 11 Cases” means when used with reference to a particular Debtor, the case for that Debtor filed under chapter 11 of the Bankruptcy Code in the Bankruptcy Court and when used with reference to all the Debtors, the procedurally consolidated chapter 11 cases filed by the Debtors in the Bankruptcy Court.

“CIG” means Colorado Interstate Gas, which is calculated as NYMEX Henry Hub index price less the Rocky Mountains (CIGC) Inside FERC fixed price.

“Completion” means the installation of permanent equipment for the production of oil or natural gas.

“Confirmation Order” means the order confirming the Sixth Amended Joint Chapter 11 Plan of Reorganization of Extraction Oil & Gas, Inc. and its Debtor Affiliates, [Docket No. 1509] entered by the Bankruptcy Court on December 23, 2020.

“Debtors” means the Company, together with all of its direct and indirect subsidiaries that have filed the Chapter 11 Cases.

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

“Emergence Date” the first date, January 20, 2021, upon which all conditions precedent to the effectiveness of the Plan have been satisfied or waived in accordance with the Plan and no stay of the Confirmation Order is in effect.

“Exploratory well” means a well drilled either (a) in search of a new and as yet undiscovered pool of oil or gas or (b) with the hope of significantly extending the limits of a pool already developed (also known as a “wildcat well”).

“Field” means an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature or stratigraphic condition.

“Fracturing” or “hydraulic fracturing” means a procedure to stimulate production by forcing a mixture of fluid and proppant (usually sand) into the formation under high pressure. This creates artificial fractures in the reservoir rock, which increases effective permeability and porosity.

“Gas” or “Natural gas” means the lighter hydrocarbons and associated non-hydrocarbon substances occurring naturally in an underground reservoir, which under atmospheric conditions are essentially gases but which may contain liquids.

“Gross Acres” or “Gross Wells” means the total acres or wells, as the case may be, in which we have a working interest.

“Henry Hub” means Henry Hub index. Natural gas distribution point where prices are set for natural gas futures contracts traded on the NYMEX.

“Horizontal drilling” or “horizontal well” means a wellbore that is drilled laterally.

“Leases” means full or partial interests in oil or gas properties authorizing the owner of the lease to drill for, produce and sell oil and natural gas in exchange for any or all of rental, bonus and royalty payments. Leases are generally acquired from private landowners (fee leases) and from federal and state governments on acreage held by them.

“MBbl” One thousand barrels of oil, condensate or NGL.

“MBoe” One thousand barrels of oil equivalent. Oil equivalents are determined using the ratio of six Mcf of gas (including gas liquids) to one Bbl of oil.

“Mcf” is an abbreviation for “1,000 cubic feet,” which is a unit of measurement of volume for natural gas.

“MMBtu” One million Btus.

“MMcf” is an abbreviation for “1,000,000 cubic feet,” which is a unit of measurement of volume for natural gas.

“Net Acres” or “Net Wells” is the sum of the fractional working interests owned in gross acres or wells, as the case may be, expressed as whole numbers and fractions thereof.

“Net revenue interest” means all of the working interests less all royalties, overriding royalties, non-participating royalties, net profits interest or similar burdens on or measured by production from oil and natural gas.

“NGL” means natural gas liquids.

“NYMEX” means New York Mercantile Exchange.

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

“Petition Date” means June 14, 2020, the date on which the Debtors commenced the Chapter 11 Cases.

“Plan” means the Sixth Amended Joint Chapter 11 Plan of Reorganization of Extraction Oil & Gas, Inc. and its Debtor Affiliates, attached as Exhibit A to the Confirmation Order.

“Productive well” means a well that is producing oil or natural gas or that is capable of production.

“Prospect” means a geological area which is believed to have the potential for oil and natural gas production.

“Proved developed reserves” means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

“Proved reserves” means those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

“Proved undeveloped reserves” means proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless specific circumstances justify a longer time. Under no circumstances shall estimates of proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

“PV-10 value” means the present value of estimated future gross revenue to be generated from the production of estimated net proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated (unless such prices or costs are subject to change pursuant to contractual provisions), without giving effect to non-

property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10 percent. While this measure does not include the effect of income taxes as it would in the use of the standardized measure calculation, it does provide an indicative representation of the relative value of the Company on a comparative basis to other companies and from period to period.

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

“Recompletion” means the completion for production from an existing wellbore in a formation other than that in which the well has previously been completed.

“Reserve life” represents the estimated net proved reserves at a specified date divided by actual production for the preceding 12-month period.

“Reservoir” means a porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

“Restructuring” means the financial restructuring of our debt and equity interests as of the date of the Plan, and certain other obligations pursuant to the Plan.

“Royalty” means the share paid to the owner of mineral rights, expressed as a percentage of gross income from oil and natural gas produced and sold unencumbered by expenses relating to the drilling, completing and operating of the affected well.

“Royalty interest” means an interest in an oil and natural gas property entitling the owner to shares of oil and natural gas production, free of costs of exploration, development and production operations.

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

“Working interest” means an interest in an oil and natural gas lease entitling the holder at its expense to conduct drilling and production operations on the leased property and to receive the net revenues attributable to such interest, after deducting the landowner’s royalty, any overriding royalties, production costs, taxes and other costs.

“WTI” means the price of West Texas Intermediate oil on the NYMEX.

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Company Overview

We are an independent oil and gas company focused on the acquisition, development and production of oil, natural gas and NGL reserves in the Rocky Mountain region, primarily in the Wattenberg Field of the Denver-Julesburg Basin (the “DJ Basin”) of Colorado. The Wattenberg Field has been producing since the 1970s and is a premier North American oil and natural gas basin characterized by high recoveries relative to drilling and completion costs, high initial production rates, long reserve life and multiple stacked producing horizons. We have assembled, as of December 31, 2020, approximately 140,000 net acres of large, contiguous acreage blocks in some of the most productive areas of the DJ Basin, indicated by the results of our horizontal drilling program and the results of offset operators, which we refer to as the “Core DJ Basin.” We believe our acreage in the Core DJ Basin has been significantly delineated by our own drilling success and by the success of offset operators, providing confidence that our inventory is operationally relatively repeatable and will continue to generate economic returns.

We were founded in November 2012 with the objective of becoming a Wattenberg focused company with acreage that has (i) low geologic development risk as a result of being within the vicinity of other successful wells drilled by other oil and gas companies, (ii) limited vertical well drainage relative to offset operators in a field with significant historical vertical activity, and (iii) higher oil content than was traditionally targeted when many operators first established their position in the field seeking natural gas production. We believe these characteristics enhance our horizontal production capabilities, recoveries and economic results. Our drilling economics are further enhanced by our ability to drill longer laterals due to our large contiguous acreage position, which our management team built through organic leasing and a series of strategic acquisitions. We operated 99% of our horizontal production for the year ended December 31, 2020 and maintain control of a large majority of our drilling inventory.

For the year ended December 31, 2020, we drilled 37 gross wells with an average lateral length of 2.3 miles and completed 45 gross wells with an average lateral length of 2.4 miles, all of which were horizontal wells in the DJ Basin. During 2020, we laid down both or our rigs. During 2021, we began using a rig again and are currently running a one-rig program. Our 2021 capital budget anticipates a one-rig drilling program we expect to operate most of the year. Our average net daily production during the fourth quarter and year ended December 31, 2020 was 82,944 BOE/d and 88,907 BOE/d, respectively.

The following table provides summary information regarding our proved reserves as of December 31, 2020, and our average net daily production for the year ended December 31, 2020.

Estimated Total Proved Reserves (1)							Average Net
Oil	Natural Gas	NGL	Total	%	%	%	Production	R/P Ratio
(MBbls)	(MMcf)	(MBbls)	(MBoe)	Oil	Liquids (2)	Developed	(BOE/d) (1)(3)	(Years) (4)
45,392	369,534	38,895	145,875	31%	58%	77%	88,907	4.5

(1) Includes de minimis reserves and production attributable to properties in our Other Rockies Area. Please see “—Other Properties.”
(2) Includes both oil and NGL.
(3) Average net daily production. Consisted of approximately 39% oil, 37% natural gas and 24% NGL.
(4) Represents the number of years proved reserves would last assuming production continued at the average rate for the year ended December 31, 2020. Because production rates naturally decline over time, the R/P Ratio is not a useful estimate of how long properties should economically produce.

Our Properties

Core DJ Basin

Our current operations are located in the DJ Basin, primarily in the Wattenberg Field where we target the oil and liquids-weighted Niobrara and Codell formations. As of December 31, 2020, our position in the Core DJ Basin consisted of approximately 140,000 net acres.

Our estimated proved reserves at December 31, 2020 were 145.9 MMBoe. As of December 31, 2020, we had a total of 1,322 gross wells capable of producing, of which 841 were horizontal wells. The vertical wells we operate primarily serve to hold leases until we can drill more efficient horizontal wells on acreage we lease. Therefore, production from vertical wells does not represent a material amount of our current production and is anticipated to decline as a percentage of total production in the future as we drill more horizontal wells. Our working interest for all wells capable of producing averages approximately 79% and our net revenue interest is approximately 65%.

As of December 31, 2020, we had an identified drilling inventory of approximately 65 gross (48 net) proved undeveloped horizontal drilling locations with varying lateral lengths on our acreage with average gross drill and complete well costs of $4.2 million. During 2020, we drilled 37 gross operated horizontal wells and completed 45 gross operated horizontal wells.

Other Properties

We hold approximately 96,700 net acres outside of the Core DJ Basin, which we refer to as our “Other Rockies Area,” that we believe is prospective for many of the same formations as our properties in the Core DJ Basin. As of December 31, 2020, there were de minimis proved reserves associated with this acreage.

2021 Capital Budget

Our 2021 capital budget for the drilling and completion of operated and non-operated wells is approximately $140 million to $180 million, substantially all of which we intend to allocate to the Core DJ Basin. We expect to drill 34 gross operated wells, complete 49 gross operated wells and turn-in-line 44 gross operated wells with estimated lateral lengths of 2.2 miles. Our 2021 capital budget anticipates a one-rig drilling program we expect to operate most of the year.

The amount and timing of these capital expenditures is within our control and subject to our management’s discretion. We retain the flexibility to defer or accelerate a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil, natural gas and NGLs, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. Any postponement or elimination of our development drilling program could result in a reduction of proved reserve volumes and related standardized measure. These risks could materially affect our business, financial condition and results of operations.

Recent Developments

Emergence from Chapter 11 Bankruptcy

On June 14, 2020, we commenced voluntary cases under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are being jointly administered under the caption In re Extraction Oil & Gas, Inc., et al. (the “Chapter 11 Cases”). On December 23, 2020, we filed the Sixth Amended Joint Plan of Reorganization of Extraction Oil & Gas, Inc. (the “Plan”) pursuant to Chapter 11 of the Bankruptcy Code. The Bankruptcy Court also entered an order confirming the Plan. The Plan and the Confirmation Order were filed as Exhibits 2.1 and 99.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 30, 2020. On January 20, 2021 (the “Emergence Date”) the Plan became effective in accordance with its terms and we emerged from the Chapter 11 Cases. Please see Note 1 — Business and Organization in Part II, Item 8. Financial Information of this Annual Report for information on the Plan and emergence from Chapter 11 bankruptcy and discussion of our RBL Credit Facility and capital activity associated with emergence from the Chapter 11 Cases.

Elevation Gathering Agreements

In April 2020, pursuant to an amendment to the Elevation Gathering Agreements made in April 2019 (as discussed in Note 16 — Commitment and Contingencies in Part II, Item 8. Financial Information of this Annual Report) Elevation asserted that Extraction had missed the deadline for completion of additional gathering facilities and, therefore, that Extraction must make a payment to Elevation in the amount of 135% of all costs incurred by Elevation as of such date for the development and construction of such additional gathering facilities. On April 2, 2020, Elevation demanded payment of $46.8 million due to an alleged breach in contract stemming from a purported failure to complete the pipeline extensions connecting certain wells to the Badger central gathering facility prior to April 1, 2020.

On December 15, 2020, the Company and Elevation reached an agreement regarding amendments to the gathering agreements and the settlement of all outstanding claims. As part of the settlement, we will pay Elevation $38.4 million in cash over 24 months, and Elevation submitted an unsecured claim of $80.0 million with the Bankruptcy Court. The agreement released certain areas from future dedication, provided a reduction in certain gathering fees, a reduction in the number of wells subject to the drilling commitment, and an extended term in order to satisfy the drilling commitment. The Company also relinquished the nominal common interest ownership it had in Elevation. The Company had previously accrued $46.8 million and $4.2 million of accrued interest related to the aforementioned alleged breach in contract. During the third quarter of 2020, the Company accrued an additional $68.7 million within liabilities subject to compromise on the consolidated balance sheets and in reorganization items, net on the consolidated statements of operations.

Rejection and Renegotiation of Midstream Contracts

During the third and fourth quarters of 2020, the majority of our material midstream contracts were renegotiated or rejected by the Bankruptcy Court as part of the Chapter 11 Cases. As a result of these renegotiated or rejected contracts, the Company eliminated the majority of its minimum volume commitments as described in Note 16 — Commitment and Contingencies — Delivery Commitments in Part II, Item 8. Financial Information of this Annual Report and accrued $550.5 million within liabilities subject to compromise on the consolidated balance sheets as of December 31, 2020 and in reorganization items, net on the consolidated statements of operations for the year ended December 31, 2020.

NASDAQ Delisting and Relisting

Our common stock was traded on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “XOG” prior to June 25, 2020. On June 16, 2020, we received a letter from the NASDAQ notifying us that, as a result of the Chapter 11 Cases and in accordance with NASDAQ rules, our securities would be delisted at the opening of business on June 25, 2020. On June 25, 2020, our common stock began to be quoted on the Pink Open Market under the symbol “XOGAQ”. In connection with our emergence from bankruptcy, our common stock was relisted on the NASDAQ Global Select Market on January 21, 2021 trading under the symbol “XOG.”

COVID-19 Outbreak and Global Industry Downturn

The recent worldwide outbreak in several countries, including the United States, of a highly transmissible and pathogenic coronavirus (“COVID-19”) and the uncertainty regarding the impact of COVID-19 and various governmental actions taken to mitigate the impact of COVID-19 have resulted in an unprecedented decline in demand for oil and natural gas. At the same time, the decision by Saudi Arabia in March 2020 to drastically reduce export prices and increase oil production followed by curtailment agreements among OPEC and other countries such as Russia further increased uncertainty and volatility around global oil supply-demand dynamics. Decreased demand from much of the United States being on lockdown to prevent the spread of COVID-19 caused domestic storage capacity to begin to fill up during March and April of 2020 causing further price declines and ultimately causing oil prices to plummet. More recently, however, reduction in oil and gas activity as a result of the COVID-19 pandemic has resulted in a decrease of production as fewer oil wells are drilled, which has led to a contraction in domestic oil and gas supply. Lower levels of supply have pushed current and forecasted oil and gas prices higher, which we expect to have a positive impact on our results of operations and cash flows. We expect that the reduction in drilling activity and rig counts may contribute to a shortage in the supply of oil and natural gas in the future, which could result in higher oil and gas prices. As a result, although oil and gas prices were on average lower in 2020 than 2019, oil and gas prices trended higher after the effects of the COVID-19 pandemic began to take hold and slow oil production towards the middle of 2020.

The COVID-19 outbreak and its development into a pandemic in March 2020 have required that we take precautionary measures intended to help minimize the risk to our business, employees, customers, suppliers and the communities in which we operate. Our operational employees are currently still able to work on site. However, we have taken various precautionary measures with respect to such operational employees such as requiring them to verify they have not experienced any symptoms consistent with COVID-19, or been in close contact with someone showing such symptoms, before reporting to the work site, quarantining any operational employees who have shown signs of COVID-19 (regardless of whether such employee has been confirmed to be infected) and imposing social distancing requirements on work sites, all in accordance with the guidelines released by the Center for Disease Control. In addition, most of our non-operational employees are now working remotely. We have not yet experienced any material operational disruptions (including disruptions from our suppliers and service providers) as a result of the COVID-19 outbreak.

Due to the decline in crude oil prices in 2020 and ongoing uncertainty regarding the oil supply-demand macro environment, we reduced our operations in order to preserve capital. Specifically, as part of the Chapter 11 Cases, we rejected our drilling rig contracts and certain equipment and compression agreements as discussed in Note 16—Commitments and Contingencies in Part II, Item 8. Financial Information of this Annual Report.

Deconsolidation of Elevation Midstream, LLC

Please see Note 1 — Business and Organization — Deconsolidation of Elevation Midstream, LLC in Part II, Item 8. Financial Information of this Annual Report.

Involuntary Termination Charges

During the first and second quarters of 2020, we recorded involuntary termination charges of $7.6 million primarily related to one-time involuntary termination benefits, office closure and relocation benefits communicated to our workforce in February 2020. This plan was initiated to align the size and composition of our workforce with our expected future operating and capital plans.

Divestitures

In February 2020, we completed the sale of certain non-operated producing properties for aggregate sales proceeds of approximately $12.2 million, subject to customary purchase price adjustments. No gain or loss was recognized. We continue to explore divestitures as part of our ongoing initiative to divest non-strategic assets.

Senate Bill 19-181 “Protect Public Welfare Oil and Gas Operations”

In April 2019, Senate Bill 19-181 (“SB181”) became law, increasing the regulatory authority of local governments in Colorado over the surface impacts of oil and gas development in a necessary and reasonable manner, and in October 2020, Colorado’s Air Quality Control Commission (“AQCC”) adopted new rules targeting air emissions from upstream oil and gas operation. Among other things, SB181 (i) repeals a prior law restricting local government land use authority over oil and gas mineral extraction areas to areas designated by the COGCC, (ii) directs the AQCC to review its leak detection and repair rules and to adopt rules to minimize emissions of certain air pollutants, (iii) clarifies that local governments have authority to regulate the siting of oil and gas locations in a necessary and reasonable manner, including the ability to inspect oil and gas facilities, impose fines for leaks, spills, and emissions, and impose fees on operators or owners to cover regulation and enforcement costs, (iv) allows local governments or oil and gas operators to request a technical review board to evaluate the effect of the local government’s preliminary or final determination on the operator’s application, (v) repeals an exemption for oil and gas production from counties’ authority to regulate noise, (vi) alters forced pooling requirements by increasing the threshold to compel non-consenting individuals into statutory pooling agreements and (vii) prioritizes the protection of public health, safety, and welfare, the environment, and wildlife resources in the regulation of oil and gas development. Although industry trade associations opposed SB181, Extraction has demonstrated an ability to continue to successfully operate our business. However, the enactment of SB181 and the development and implementation of related rules and regulations, which is under way, could lead to delays and additional costs to our business. Also, certain interest groups in Colorado opposed to oil and natural gas development generally have in previous years advanced various alternatives for ballot initiatives which would result in significantly limiting or preventing oil and natural gas development in the state.

Resulting from Colorado’s adoption of SB181 during 2019, the COGCC recently promulgated rules associated with that legislation that will, among other things, impose mandatory 2,000 foot setbacks for all schools and childcare centers, as well as new siting criteria for any oil and gas locations that are within 2,000 feet of building units. The rules additionally require local government permitting approval that could add additional timing and complexity and potentially lengthen the pace of the oil and gas permitting process. These new rules went into effect on January 15, 2021.

Though these new siting zones add a number of new criteria for permitting, at this time, the promulgation of these rules has not resulted in any significant changes to our development plans. Extraction has all necessary state and local approvals for 188 permits to drill wells over the next several years. However, due to the necessary learning process associated with the promulgation of new COGCC rules, we could experience delays and/or curtailment in the permitting or pursuit of exploration, development or production activities. Such compliance requirements may lead to delays and additional costs to our operations and reduce the area available for future development of our operations. The discretion with which these new rules are interpreted and enforced by the new COGCC could additionally have a material adverse effect on our business, financial condition, and results of operations.

Oil, Natural Gas and NGL Data

Proved Reserves

Evaluation and Review of Proved Reserves

Our historical proved reserves estimates as of December 31, 2020, 2019 and 2018 were prepared based on reports by Ryder Scott Company, L.P. (“Ryder Scott”), our independent petroleum engineers. Within Ryder Scott, the technical person primarily responsible for preparing the estimates set forth in the Ryder Scott summary reserve reports incorporated herein for the year ended December 31, 2020 was Stephen Gardner. Mr. Gardner has been practicing consulting petroleum engineering at Ryder Scott since 2006. Mr. Gardner is a registered Professional Engineer in the State of Colorado and Texas and has over 15 years of practical experience in the estimation and evaluation of reserves. Mr. Gardner graduated from the Brigham Young University with a Bachelor of Science Degree in Mechanical Engineering. As technical principal, Mr. Gardner meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in applying industry standard practices to engineering evaluations as well as applying SEC and other industry reserves definitions and guidelines. Ryder Scott does not own an interest in any of our properties, nor is it employed by us on a contingent basis. Ryder Scott’s report is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets in the DJ Basin. Our internal technical team members meet with our independent reserve engineers periodically during the period covered by the proved reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to the independent reserve engineers for our properties, such as ownership interest, oil and natural gas production, well test data, commodity prices and operating and development costs. These reserve estimates are reviewed and approved by our Corporate Reserves Manager. The reserves are also reviewed by our management and a committee of the Board of Directors (the “Board”).

Our Corporate Reserves Manager is the technical person primarily responsible for overseeing the preparation of our reserves estimates and third-party report of our reserves estimates. She holds a Bachelor of Science in mathematics with a technical minor in petroleum engineering and has over 32 years of industry experience, primarily in reservoir engineering, reserve estimation, and economic evaluation and modelling across multiple conventional and unconventional basins.

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

Estimation of Proved Reserves

Under SEC rules, proved reserves are those quantities of oil, natural gas and NGL, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2020, 2019 and 2018 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil, natural gas and NGL and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil, natural gas and NGL reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (1) production performance-based methods; (2) material balance-based methods; (3) volumetric-based methods; and (4) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserves for proved developed wells were estimated using production performance methods. Reserve estimates for undeveloped properties were forecast using analogy methods. These methods provide a relatively high degree of accuracy for predicting proved undeveloped reserves for our properties, due to the mature nature of the properties targeted for development and an abundance of subsurface control data.

To estimate economically recoverable proved reserves and related future net cash flows, Ryder Scott considered many factors and assumptions, including the use of reservoir parameters derived from geological and engineering data which cannot be measured directly, economic criteria based on current costs and the SEC pricing requirements and forecasts of future production rates.

Summary of Oil, Natural Gas and NGL Reserves

The following table presents our estimated net proved oil, natural gas and NGL reserves as of December 31, 2020, 2019 and 2018.

	As of December 31,
	2020	2019	2018
Proved Developed Producing Reserves:
Oil (MBbls)	32,619	44,456	43,477
Natural gas (MMcf)	283,124	341,905	292,598
NGL (MBbls)	30,149	38,067	36,361
Total (MBoe) (1)	109,955	139,507	128,604
Proved Developed Non-Producing Reserves:
Oil (MBbls)	748	1,351	3,598
Natural gas (MMcf)	5,644	8,403	23,901
NGL (MBbls)	648	934	3,328
Total (MBoe) (1)	2,337	3,685	10,910
Proved Undeveloped Reserves:
Oil (MBbls)	12,025	45,652	88,771
Natural gas (MMcf)	80,766	229,781	386,769
NGL (MBbls)	8,098	27,008	55,162
Total (MBoe) (1)	33,583	110,957	208,395
Total Proved Reserves:
Oil (MBbls)	45,392	91,459	135,846
Natural gas (MMcf)	369,534	580,089	703,268
NGL (MBbls)	38,895	66,009	94,851
Total (MBoe) (1)	145,875	254,149	347,908

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

Proved Undeveloped Reserves (“PUDs”)

Annually, management develops a five-year capital expenditure plan based on our best available data at the time the plan is developed. Our capital expenditure plan incorporates a development plan for converting PUD reserves to Proved developed reserves. The development plan includes only PUD reserves that we are reasonably certain will be drilled within five years of booking based upon management’s evaluation of a number of qualitative and quantitative factors, including estimated risk-based returns; estimated well density; commodity prices and cost forecasts; recent drilling recompletion or re-stimulation results and well performance; anticipated availability of services, equipment, supplies and personnel; and seasonal weather. This process is intended to ensure that PUD reserves are only booked for locations where a final investment decision has been made based on current corporate strategy. In an effort to maximize value to the shareholders, the company has elected to increase the spacing between wells drilled in several areas of the Core Wattenberg, thus drilling fewer wells. The company is currently only booking two years of drilling inventory as PUD. The remainder of our drilling inventory in our capital expenditure plan is currently classified in non-proved reserve categories.

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

As of December 31, 2020, our proved undeveloped reserves were composed of 12,025 MBbls of oil, 80,766 MMcf of natural gas and 8,098 MBbls of NGL, for a total of 33,583 MBoe. PUDs will be converted from undeveloped to developed as the necessary and required capital has been invested and the wells are capable of producing.

The following table summarizes our changes in PUDs during the years ended December 31, 2020, 2019 and 2018:

MBoe
Balance, December 31, 2017	190,693
Conversion into proved developed reserves	(39,498)
Extensions and discoveries	64,955
Acquisitions	12,325
Changes in well performance, timing and other	(20,080)
Balance, December 31, 2018	208,395
Conversion into proved developed reserves	(49,713)
Extensions and discoveries	26,776
Acquisitions	—
Divestitures	(2,482)
Changes in well performance, timing and other	(72,019)
Balance, December 31, 2019	110,957
Conversion into proved developed reserves	(23,532)
Extensions and discoveries	8,714
Acquisitions	—
Divestitures	—
Changes in well performance, timing and other	(62,556)
Balance, December 31, 2020	33,583

Extensions and discoveries of 8,714 MBoe, 26,776 MBoe and 64,955 MBoe during the years ended December 31, 2020, 2019 and 2018, respectively, resulted primarily from new proved undeveloped locations added as a result of the drilling and completion of new wells. Downward revisions of previous estimates of 62,556 MBoe during the year ended December 31, 2020 under changes in well performance, timing and other includes 23,926 MBoe of downward revisions of PUD expirations due to the five year rule caused by a continued reduction in planned capital spending to generate positive cash flow. The majority of these reserves (69%) were reclassified to a non-proved reserve category (Probable). Additionally, 26,515 MBoe of the 62,556 MBoe downward revisions were due to altering the development plan to increase the spacing between wellbores, thus drilling fewer wells. Downward revisions of previous estimates of 72,019 MBoe during the year ended December 31, 2019 under changes in well performance, timing and other consists primarily of revisions of PUD expirations due to the SEC five year drilling rule caused by the change in business strategy to focus on cash flow rather than maximizing production and reserves growth. Of the 72,019 MBoe downward revision of previous estimates, 69,731 MBoe was due the reclassification of reserves to non-proved categories due to the aforementioned PUD expirations. An additional 5,483 MBoe of the downward revision of previous estimates was due to PUDs becoming uneconomic due to negative changes in SEC pricing at December 31, 2019. Downward revisions of previous estimates of 20,080 MBoe during the year ended December 31, 2018 resulted primarily from the revisions resulting from price changes and revisions resulting from production and performance.

Estimated future development costs relating to the development of PUDs at December 31, 2020 were projected to be approximately $61.7 million for the year ending December 31, 2021, $116.3 million in 2022 and none thereafter. Costs incurred relating to PUDs that were developed were $69.8 million, $326.9 million and $392.3 million during the years ended December 31, 2020, 2019 and 2018, respectively. All of our PUD drilling locations are scheduled to be drilled within five years of their initial booking. We converted 23,532 MBoe, 49,713 MBoe and 39,498 MBoe to proved developed producing reserves in the years ended December 31, 2020, 2019 and 2018, respectively. During the year ended December 31, 2020, we converted 33 PUD locations to proved developed producing reserves, which represented 21% of our PUD reserve volumes and 14% of our PUD locations as of December 31, 2019.

Productive Wells

As of December 31, 2020, we owned an average 79% working interest in 1,322 gross (1,041 net) productive wells. As of December 31, 2019, we owned an average 72% working interest in 1,509 gross (1,086 net) productive wells. As of December 31, 2018, we owned an average 74% working interest in 1,538 gross (1,139 net) productive wells. Productive wells consist of producing wells and wells capable of production, including oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2020:

	Productive Wells
	Gross	Net
Oil wells	1,165	899
Natural gas wells	157	142
Total wells	1,322	1,041

Developed and Undeveloped Acreage

The following tables set forth information as of December 31, 2020 relating to our leasehold acreage. Developed acreage is acres spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acreage is acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and/or natural gas, regardless of whether such acreage contains proved reserves.

The following table sets forth our gross and net acres of developed and undeveloped oil and gas leases as of December 31, 2020:

	Developed Acreage (1)		Undeveloped Acreage (2)		Total Acreage
Area	Gross	Net	Gross	Net	Gross	Net
Core DJ Basin	116,000	92,900	60,400	47,100	176,400	140,000
Other Rockies	47,100	35,100	102,400	61,600	149,500	96,700

(1) Developed acreage is acres spaced or assigned to productive wells.
(2) Undeveloped acreage are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. We intend to extend our strategic leases to the extent possible and would incur approximately $39.1 million if we were to extend all of our leases set to expire in the next three years without taking into account the drilling of wells and holding leases by production. The following table sets forth the undeveloped acreage, as of December 31, 2020, that will expire in the years indicated below unless production is established within the spacing units covering the acreage or the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates.

	2021		2022		2023		2024 and Beyond
Area	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Core DJ Basin	19,300	16,500	9,200	6,800	3,900	3,100	5,000	3,900
Other Rockies	26,400	12,200	23,500	13,300	8,200	3,800	3,400	3,500

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

	For the Year Ended December 31,
	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net
Development Wells: (1)
Productive (2)	45.0	34.1	119.0	104.3	160.0	136.4
Dry	—	—	—	—	—	—
Exploratory Wells: (1)
Productive (2)	—	—	—	—	1.0	1.0
Dry	—	—	—	—	—	—
Total Wells: (1)
Productive (2)	45.0	34.1	119.0	104.3	161.0	137.4
Dry	—	—	—	—	—	—

(1) Includes only wells completed by us.
(2) Although a well may be classified as productive upon completion, future changes in oil, natural gas and NGL prices, operating costs and production may result in the well becoming uneconomical, particularly exploratory wells where there is no production history.

As of December 31, 2020, we had 38 gross wells with an average lateral length of 2.1 miles waiting on commencement of completion activities.

Operations

General

We operated 99% of our horizontal production for the year ended December 31, 2020. As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ petroleum engineers, geologists and land professionals who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.

Marketing and Customers

We sell the majority of the production from properties we operate for both our account and the account of the other working interest owners in these properties. We sell our production to purchasers at market prices.

During the year ended December 31, 2020, approximately 56% of our production was sold to three customers. However, we do not believe that the loss of any single purchaser would materially affect our business because there are numerous other potential purchasers in the area in which we sell our production. For the year ended December 31, 2020, Mercuria Energy Trading, Inc., Rocky Mountain Midstream, and Concord Energy represented 28%, 16%, and 12%, respectively, of our total oil, gas and NGL revenues. For the year ended December 31, 2019, Mercuria Energy Trading, Inc. represented 77% of our total oil, gas and NGL revenues. For the year ended December 31, 2018, Mercuria Energy Trading, Inc. represented 76% and DCP Midstream represented 11% of our total oil, gas and NGL revenues. During 2021, we do not currently sell to Mercuria Energy Trading, Inc. or Concord Energy. Rather, we have increased our sales to Rocky Mountain Midstream and NGL Crude Logistics LLC who has replaced Mercuria Energy Trading, Inc. as our midstream oil marketer.

Transportation and Gathering

During the initial development of our fields, we consider all gathering and delivery infrastructure in the areas of our production. Our oil is collected from the wellhead to our tank batteries and then transported by the purchaser by truck or pipeline to a tank farm, another pipeline or a refinery. Our natural gas is transported from the wellhead to the purchaser’s meter and pipeline interconnection point. During the third and fourth quarters of 2020, the majority of our material midstream contracts were renegotiated or rejected by the Bankruptcy Court as part of the Chapter 11 Cases. As a result of these renegotiated or rejected contracts, the Company eliminated the majority of its minimum volume commitments as described in Note 16—Commitment and Contingencies — Delivery Commitments in Part II, Item 8. Financial Information of this Annual Report. See this section of the Annual Report for a description of our transportation and gathering agreements during 2020 and as of December 31, 2020.

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

Seasonality of Business

Weather conditions affect the demand for, and prices of, oil, natural gas and NGLs. Demand for oil, natural gas and NGLs is typically higher in the fourth and first quarters resulting in higher prices. For example, during February 2021, Extraction’s natural gas revenue was positively impacted by days of severe cold. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis.

Oil and Gas Leases

The typical oil and gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and gas produced from any wells drilled on the leased premises. Our interest in our properties after lessor royalties and other leasehold burdens is generally approximately 82%. Our working interest for all producing wells averages approximately 79% and our net revenue interest is approximately 65%.

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

Local Regulation

Various local and municipal bodies in each of the states in which we operate have sought to impose prohibitions, moratoria and other restrictions on hydraulic fracturing activities. In Colorado, Senate Bill 19-181 ("SB 19-181"), gives local governmental authorities increased authority to regulate the siting and surface impacts of oil and gas development. We primarily operate in the rural areas of the core Wattenberg Field in Weld County, a jurisdiction in which there has historically been significant support for the oil and gas industry. In Texas, legislation enacted in 2015 generally prohibits political subdivisions from banning, limiting or otherwise regulating oil and gas operations. See Item 1A. Risk Factors-Risks Relating to the Regulatory Environment.

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

In addition to the regulation of interstate natural gas pipeline transportation, the NGA and the Natural Gas Policy Act of 1978 (“NGPA”) provide FERC jurisdiction over the sale for resale of gas in interstate commerce. In addition, the Energy Policy Act of 2005 (“EPAct 2005”) made it unlawful for “any entity,” including producers such as us, that are otherwise not subject to FERC’s jurisdiction under the NGA to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of gas or the purchase or sale of transportation services subject to regulation by FERC, in contravention of rules prescribed by FERC. FERC’s rules implementing this provision make it unlawful, in connection with the purchase or sale of gas subject to FERC’s jurisdiction or the purchase or sale of transportation services subject to FERC’s jurisdiction, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives FERC authority to impose civil penalties up to approximately $1.2 million per day per violation for violations of the NGA and the NGPA. The anti-manipulation rule applies to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under FERC Order No. 704 (defined below).

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

In addition to FERC’s regulations, we are required to observe anti-market manipulation laws with regard to our physical sales of energy commodities. In November 2009, the Federal Trade Commission (“FTC”) issued regulations pursuant to the Energy Independence and Security Act of 2007, intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to approximately $1.1 million per violation per day. In July 2010, Congress passed the Dodd-Frank Act, which expanded the authority of the Commodity Futures Trading Commission (“CFTC”) to prohibit market manipulation in the markets it regulates. This authority, with respect to oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to oil purchases and sales. In July 2011, the CFTC issued final rules to implement their new anti-manipulation authority. The rules subject violators to a civil penalty of up to the greater of approximately $1.1 million or triple the monetary gain to the person for each violation.

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

Regulation of Environmental and Safety and Health Matters

Our operations are subject to numerous stringent and complex federal, state and local laws and regulations governing safety and health aspects of our operations, the release, disposal, or discharge of materials into the environment or otherwise relating to environmental protection. Governmental entities, including the U.S. Environmental Protection Agency (“EPA”), the U.S. Occupational Safety and Health Administration (“OSHA”) and analogous state agencies, including the COGCC, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may, among other things (i) require the acquisition of permits to conduct drilling and other regulated activities; (ii) impose limitations on the time, place and manner on drilling and other regulated activities; (iii) restrict the types, quantities and concentration of various materials that may be released into the environment or injected into formations in connection with oil and natural gas drilling and production activities; (iv) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (v) require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; (vi) apply specific health and safety criteria addressing worker protection; and (vii) impose substantial liabilities for pollution resulting from drilling and production operations. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, including the assessment of monetary fines or penalties, the imposition of investigatory, remedial or corrective obligations, the occurrence of delays or restrictions in permitting or performance of projects, and the issuance of orders enjoining performance of some or all of our operations in a particular area.

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

In April 2019, SB181 became law, increasing the regulatory authority of local governments in Colorado over the surface impacts of oil and gas development in a necessary and reasonable manner, and in October 2020, Colorado’s AQCC adopted new rules targeting air emissions from upstream oil and gas operation. Among other things, SB181 (i) repeals a prior law restricting local government land use authority over oil and gas mineral extraction areas to areas designated by the COGCC, (ii) directs the AQCC to review its leak detection and repair rules and to adopt rules to minimize emissions of certain air pollutants, (iii) clarifies that local governments have authority to regulate the siting of oil and gas locations in a necessary and reasonable manner, including the ability to inspect oil and gas facilities, impose fines for leaks, spills, and emissions, and impose fees on operators or owners to cover regulation and enforcement costs, (iv) allows local governments or oil and gas operators to request a technical review board to evaluate the effect of the local government’s preliminary or final determination on the operator’s application, (v) repeals an exemption for oil and gas production from counties’ authority to regulate noise, (vi) alters forced pooling requirements by increasing the threshold to compel non-consenting individuals into statutory pooling agreements and (vii) prioritizes the protection of public health, safety, and welfare, the environment, and wildlife resources in the regulation of oil and gas development. Although industry trade associations opposed SB181, Extraction has demonstrated an ability to continue to successfully operate our business. However, the enactment of SB181 and the implementation of related new rules and regulations, which went into effect on January 15, 2021, could lead to delays and additional costs to our business. Also, certain interest groups in Colorado opposed to oil and natural gas development generally have in previous years advanced various alternatives for ballot initiatives which would result in significantly limiting or preventing oil and natural gas development in the state. Various local and municipal bodies in Colorado have sought to impose prohibitions, moratoria and other restrictions on hydraulic fracturing activities.

The following is a summary of the more significant existing and proposed environmental and safety and health laws, as amended from time to time, to which our business operations are or may be subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous Substances and Wastes

The Resource Conservation and Recovery Act (“RCRA”), and analogous state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the guidance issued by the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. For example, in December 2016, several environmental groups and the EPA entered into a consent decree to address EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and natural gas wastes from regulation as hazardous wastes under RCRA. In April 2019, the EPA determined in a document entitled “Management of Oil and Gas Exploration, Development and Production Wastes: Factors Informing a Decision on the Need for Regulatory Action” that revisions to these oil and gas waste regulations were not necessary because the main causes for uncontrolled releases of oil and gas waste are appropriately and more readily addressed within the framework of existing state regulatory programs. In the course of our operations, we generate some amounts of ordinary industrial wastes that may be regulated as hazardous wastes. We are required to manage the disposal of hazardous and non-hazardous wastes in compliance with RCRA and analogous state laws. RCRA currently exempts many exploration and production wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes intrinsically associated with the exploration, development, or production of crude oil and natural gas. However, these oil and gas exploration and production wastes may still be regulated under state solid waste laws and regulations, and it is possible that certain oil and natural gas exploration and production wastes currently classified as non-hazardous could be classified as hazardous waste in the future. Stricter regulation of wastes generated during our or our customer’s operations could result in an increase in our and our customers’, as well as the oil and natural gas exploration and production industry’, costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state laws impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current and former owners and operators of the site where the release occurred and anyone who disposed or arranged for the transport or disposal of a hazardous substance released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA and any state analogs may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We generate materials in the course of our operations that may be regulated as hazardous substances.

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

Water Discharges

The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other hazardous substances, into state waters and waters of the United States. The discharge of pollutants into regulated waters, including jurisdictional wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In June 2015, the EPA and the U.S. Army Corps of Engineers (“Corps”) published a final rule to revise the definition of “waters of the United States” (“WOTUS”) for all

CWA programs, but legal challenges to this rule followed and the rule was stayed nationwide by the U.S. Sixth Circuit Court of Appeals in October 2015. In January 2018, the U.S. Supreme Court ruled that the rule revising the WOTUS definition must first be reviewed in the federal district courts, which resulted in a withdrawal of the stay by the Sixth Circuit. Subsequent litigation in the federal district courts resulted in patchwork application of the rule in some states (e.g., California, Oklahoma), but not others (e.g. Colorado). In July 2017, the EPA proposed to repeal the 2015 rule revising the WOTUS definition and, in December 2018, EPA and the Corps issued a proposed rule revising the WOTUS definition that would provide discrete categories of jurisdictional waters and tests for determining whether a particular water body meets any of those classifications. In October 2019, the EPA issued a final rule repealing the 2015 rule (which became effective in December 2019 and has already been challenged in federal district courts in New Mexico, New York, and South Carolina). In January 2020, the EPA announced a final rule redefining the WOTUS definition. Several groups have already announced their intentions to challenge the final revision rule. To the extent the repeal and revision rules are successfully challenged and the 2015 rule is enforced in jurisdictions in which we operate or a replacement rule expands the scope of the CWA’ jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas in connection with any expansion activities. Federal and state regulatory agencies may impose substantial administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations, including spills and other non-authorized discharges.

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

Air Emissions

The Clean Air Act (the “CAA”) and comparable state laws restrict the emission of air pollutants from many sources, such as, for example, tank batteries and compressor stations, through air emissions standards, construction and operating permitting programs and the imposition of other compliance standards. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be charged royalties on natural gas losses or required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in 2016, EPA designated the Denver Metro North Front Range as Marginal non-attainment for the 2008 National Ambient Air Quality Standard (“NAAQS”) for ozone. In August 2019, the EPA proposed to reclassify the Denver Metro North Front Range area as a serious non-attainment area for ozone due to high levels detected in 2016 and 2017. The proposal would set a new deadline of July 20, 2021 for the Denver area to attain the 2008 ozone standard. Reclassification of areas or imposition of more stringent standards

(including a lowering of the major source threshold for volatile organic compounds and oxides of nitrogen and the resulting increased likelihood that a source may be subject to Non-Attainment New Source Review) may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Also, states are expected to implement more stringent requirements as a result of this new final rule, which could apply to our operations. In addition, during the fall of 2016, EPA issued final Control Techniques Guidelines (“CTGs”) for reducing volatile organic compound emissions from existing oil and natural gas equipment and processes in ozone non-attainment areas, including the Denver Metro North Front Range Ozone 8-hour Non-Attainment area. In 2017, as part of the federal CTG process for oil and natural gas, Colorado undertook a stakeholder and rulemaking effort to compare the CTGs to existing Colorado requirements to ensure they meet applicable federal requirements, which resulted in revisions to Colorado’ Regulation Number 7. The new state regulations include more stringent air quality control requirements applicable to our operations. In another example, in June 2016, the EPA finalized a revised rule regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent permitting requirements. Compliance with these or other air pollution control and permitting requirements have the potential to delay the development of oil and natural gas projects and increase our costs of development and production, which costs could have a material adverse impact on our business and results of operations.

Regulation of Greenhouse Gas (“GHG”) Emissions

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHG. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. At the federal level, no comprehensive climate change legislation has been implemented to date. However, the EPA has adopted rules under authority of the CAA that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operations permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal pollutant emissions, which reviews could require meeting “best available control technology” standards for those emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among other things, onshore producing facilities, which include certain of our operations.

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published the New Source Performance Standards (“NSPS”) Subpart OOOOa standards that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. However, in September 2019, under the new administration, EPA proposed to remove transmission and storage activities from the purview of the OOOOa standards, thereby rescinding the VOC and methane emissions limits applicable to those activities. The proposed rule would also rescind the methane limit emissions for production and processing sources, but would maintain emissions limits for VOCs. In the alternative, the EPA also proposed to simply rescind the methane requirements for all oil and natural gas sources, without removing any activities from the source category. Similarly, in September 2018, the federal Bureau of Land Management (“BLM”) issued a rule that relaxes or rescinds certain requirements of its November 2016 rule enacted to reduce methane emissions by regulating venting, flaring, and leaks from oil and gas operations on federal and American Indian lands. California and New Mexico have challenged the rule in ongoing litigation. In addition, in April 2018, a coalition of states filed a lawsuit aiming to force EPA to establish guidelines for limiting methane emissions from existing sources in the oil and natural gas section; that lawsuit is currently pending (as of October 2019, the EPA had requested a stay of the litigation pending the outcome of its proposed overhaul of the 2016 methane requirements).
On the international level, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions. In August 2017, the U.S. Department of State officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement and on November 4, 2019, the U.S. submitted formal notification of its withdrawal to the United Nations. However, during the first part of 2021, the United States, under a new presidential administration, rejoined the Paris Agreement.

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

Colorado developed significant new oil and gas related rules regulating siting of oil and gas facilities and the permitting process including, but not limited to 2,000-foot setbacks from all schools and childcare facilities, and the establishment of new siting zones, which require enhanced review criteria and other requirements for permitting. These new rules went into effect on January 15, 2021. The enactment of SB181 in April 2019 increased local control and elevated public health, safety and environmental concerns in the regulation of oil and gas development in the state. This legislation also explicitly authorized cities and counties in the state to develop and implement local-level oil and gas regulations. Also, certain interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have from time to time advanced various options for ballot initiatives (including proposed ballot initiatives for 2022 that, if approved, would make such exploration and production activities in the state more difficult in the future. In addition to state laws, local land use restrictions may restrict drilling or the hydraulic fracturing process and cities may adopt local ordinances allowing hydraulic fracturing activities within their jurisdictions but regulating the time, place and manner of those activities. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added cost to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

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

Activities on Federal Lands

Oil and natural gas exploration, development and production activities on federal lands, including American Indian lands and lands administered by the BLM, are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the BLM, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. While we currently have minimal exploration, development and production activities on federal lands, our proposed exploration, development and production activities are expected to include leasing of federal mineral interests, which will require the acquisition of governmental permits or authorizations that are subject to the requirements of NEPA. This process has the potential to delay or limit, or increase the cost of, the development of oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects. Moreover, depending on the mitigation strategies recommended in Environmental Assessments or Environmental Impact Statements, we could incur added costs, which may be substantial. In January 2020, the White House Council on Environmental Quality (“CEQ”) proposed changes to NEPA regulations designed to overhaul the system and speed up federal agencies’ approval of projects. Among other things, the rule proposes to narrow the definition of “effects” to exclude the terms “direct,” “indirect,” and “cumulative” and redefine the term to be “reasonably foreseeable” and having “a reasonably close causal relationship to the proposed action or alternatives.” Changes to the NEPA regulations could have an effect on our operations and our ability to obtain governmental permits. We continuously evaluate the effect of new rules on our business.

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

Employee Safety and Health

We are subject to the requirements of the Occupational Safety and Health Act and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, OSHA’s hazard communication standard, the Emergency Planning and Community Right-To-Know Act and comparable state statutes and any implementing regulations require that we maintain and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. For example, under a new OSHA standard limiting respirable silica exposure, the oil and gas industry must implement engineering controls and work practices to limit exposures below the new limits by June 2021. Failure to comply with OSHA requirements can lead to the imposition of penalties.

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

Employees

As of December 31, 2020, we employed 125 people. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory. From time to time we utilize the services of independent contractors to perform various field and other services.

Facilities

Our corporate headquarters is located in Denver, Colorado. We maintain a field office in Windsor, Colorado.

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
Summary of Material Risks Related to the Oil, Natural Gas and NGL Industry and Our Business
Risks Relating to Commodity Prices
•Oil and natural gas prices are volatile. An extended or further decline in commodity prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.
Risks Relating to our Reserves and Reserve Estimation
•Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.
•There is a limited amount of production data from horizontal wells completed in the DJ Basin. As a result, reserve estimates associated with horizontal wells in this area are subject to greater uncertainty than estimates associated with reserves attributable to vertical wells in the same area.
•Unless we replace our reserves with new reserves and develop those reserves, our reserves and production will decline, which would adversely affect our future cash flows and results of operations.
•A substantial portion of our reserves are located in urban areas, which could increase our costs of development and delay production.
Risks Related to our Operations
•Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.
•Properties that we decide to drill may not yield oil, natural gas or NGL in commercially viable quantities.
•Our undeveloped acreage must be drilled before lease expiration to hold the acreage by production. In highly competitive markets for acreage, failure to drill sufficient wells to hold acreage could result in a substantial lease renewal cost or, if renewal is not feasible, loss of our lease and prospective drilling opportunities.
•Substantially all of our producing properties are located in the DJ Basin of Colorado, making us vulnerable to risks associated with operating in one major geographic area. Specifically, as the DJ Basin is an area of high industry activity, we may be unable to hire, train or retain qualified personnel needed to manage and operate our assets.
Risks Related to the Regulatory Environment
•Changes in the legal and regulatory environment governing the oil and natural gas industry, particularly changes specific to the DJ Basin of Colorado, could have a material adverse effect on our business.
Risks Related to Capital
•Our exploration and development projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our reserves.
•A negative shift in investor sentiment of the oil and gas industry could have adverse effects on our ability to raise debt and equity capital and on our operations.

•Declining general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.
•We may be unable to access the equity or debt capital markets, including the market for senior unsecured notes, to meet our obligations.
Risks Related to Debt
•The borrowing base under our RBL Credit Facility may be reduced in connection with declines in commodity prices, which could hinder or prevent us from meeting our future capital needs.
•We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our debt arrangements, which may not be successful.
Risks Related to Common Stock
•The market price of our securities is subject to volatility.
Risks Related to Taxes
•Recent changes in United States federal income tax law may have an adverse effect on our cash flows, results of operations or financial condition overall.
•Certain United States federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated as a result of future legislation.
•Our ability to use our net operating loss carryforwards (“NOLs”) and other tax attributes may be limited.
Risks Related to Technology
•Conservation measures and technological advances could reduce demand for oil, natural gas and NGL.
Risks Related to the General Business
•Properties we acquire may not produce as projected, and we may be unable to determine reserve potential, identify liabilities associated with the properties that we acquire or obtain protection from sellers against such liabilities.
•We may be unable to make accretive acquisitions or successfully integrate acquired businesses or assets, and any inability to do so may disrupt our business and hinder our ability to grow.
•Our cash flow from operations and access to capital are subject to a number of variables.
•We depend upon several significant purchasers for the sale of most of our oil and natural gas production. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the oil, natural gas and NGL we produce.
•The inability of one or more of our purchasers to meet their obligations may adversely affect our financial results.
Risks Related to the COVID-19 Pandemic
•The ongoing COVID-19 pandemic and the effects of actions by, or disputes among or between, oil and natural gas producing countries may result in transportation and storage constraints, reduced production and shut-in of our wells, any of which would adversely affect our business, financial condition and results of operations.
Risks Related to Bankruptcy
•We recently emerged from bankruptcy, which may adversely affect our business and relationships.
•We may be negatively impacted by litigation and legal proceedings, including ongoing claims in connection with the Chapter 11 Cases.

Detailed Discussion of Risks Related to the Oil, Natural Gas and NGL Industry and Our Business
Risks Relating to Commodity Prices
Oil and natural gas prices are volatile. An extended or further decline in commodity prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.
The prices we receive for our oil, natural gas and NGL production heavily influence our revenue, profitability, access to capital and future rate of growth. The commodities market has historically been and will likely continue to be volatile. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. The prices we receive for our production depend on numerous factors beyond our control, including, but not limited to, the following:
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
•shareholder activism and activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas; and
•global or national health epidemics or concerns, such as the ongoing coronavirus outbreak, which may reduce demand for oil, natural gas and related products because of reduced global or national economic activity.

Lower commodity prices will reduce our cash flows and borrowing ability. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in the present value of our reserves and our ability to develop future reserves. Lower commodity prices may also reduce the amount of oil, natural gas and NGL that we can produce economically and may impact our ability to satisfy our obligations under firm-commitment transportation agreements. We have historically been able to hedge our oil and natural gas production at prices that are significantly higher than current strip prices. However, in the current commodity price environment, our ability to enter into comparable derivative arrangements may be limited. The RBL Credit Agreement requires us to maintain commodity hedges covering a minimum of 65% of our anticipated oil and gas production from PDP reserves for the succeeding twelve months and 50% of our anticipated oil and gas production from PDP reserves for the next succeeding twelve months.
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

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, those negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of under negative $37.00 per Bbl of crude oil in April 2020. Although OPEC members subsequently agreed on certain production cuts beginning in May 2020 and continuing through April 2022, there can be no assurance that OPEC members and other oil exporting nations will continue to agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect our business, financial condition, results of operations and cash flows.
If commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value for a significant period of time, we will be required to take write-downs of the carrying values of our properties.
Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors such as lease expirations, changes in drilling plans and adverse drilling results, we may be required to write down the carrying value of our properties. A write down constitutes a non-cash charge to earnings. For the year ended December 31, 2020, we recorded non-cash impairment charges of approximately $194.3 million and $3.6 million on oil and gas properties primarily in our Core DJ Basin field and our northern field, respectively, and if market or other economic conditions deteriorate or if oil, natural gas and NGL prices continue to decline, we may incur impairment charges in 2021 or later periods, which may have a material adverse effect on our results of operations.
Risks Relating to our Reserves and Reserve Estimation
Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.
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

You should not assume that the present value of future net revenues from our reserves is the current market value of our estimated reserves. We generally base the estimated discounted future net cash flows from reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. For example, our estimated proved reserves as of December 31, 2020 were calculated under SEC rules using the unweighted arithmetic average first-day-of-the-month prices for the prior 12 months of $39.57/Bbl for oil and $1.99/MMBtu for natural gas, which for certain periods of 2020 were substantially above the available spot oil and natural gas prices. Using lower prices in estimating proved reserves would likely result in a reduction in proved reserve volumes due to economic limits.
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
A substantial portion of our reserves are located in urban portions of the DJ Basin, which could disproportionately expose us to operational and regulatory risk in that area. Much of our operations are within the city limits of various municipalities in northeastern Colorado. In such urban and other populated areas, we may incur additional expenses, including expenses relating to mitigation of noise, odor and light that may be emitted in our operations, expenses related to the appearance of our facilities and limitations regarding when and how we can operate. The process of obtaining permits for drilling or for gathering lines to move our production to market in such areas may be more time consuming and costly than in more rural areas and such permits may not be able to be obtained at all. In addition, we may experience a higher rate of litigation or increased insurance and other costs related to our operations or facilities in such highly populated areas.

SEC rules could limit our ability to book additional PUDs in the future.
SEC rules require that, subject to limited exceptions, PUDs may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement has limited and may continue to limit our ability to book additional PUDs as we pursue our drilling program. Moreover, we may be required to write down our PUDs if we do not drill or plan on delaying those wells within the required five-year timeframe. For example, for the year ended December 31, 2020, we wrote down approximately 23,926 MBoe of PUDs.

Risks Relating to our Operations
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
The marketing of oil and natural gas production depends in large part on the capacity and availability of trucks, pipelines and storage facilities, gas gathering systems and other transportation, processing and refining facilities. Access to such facilities is, in many respects, beyond our control. The availability of these facilities also could be impacted by the comprehensive regulatory structure under which these facilities operate, as detailed in “Business and Properties — Regulation Affecting Sales and Transportation of Commodities.” If there is insufficient capacity available on these systems, or if these facilities are unavailable to us on commercially reasonable terms or otherwise, we could be forced to shut in some production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons. We rely (and expect to rely in the future) on facilities developed and owned by third parties in order to store, process, transmit and sell our oil and gas production. Our plans to develop and sell our oil and gas reserves could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient facilities and services to us on commercially reasonable terms or otherwise, especially in areas of planned expansion where such facilities do not currently exist. The amount of oil and gas that can be produced is subject to limitation in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, damage to the gathering, transportation, refining or processing facilities, or lack of capacity on such facilities. For example, recent increases in activity in the DJ Basin have contributed to bottlenecks in processing and transportation that have negatively affected our results of operations, and these adverse effects may be disproportionately severe to us compared to our more geographically diverse competitors. Additionally, we experience constraints from time to time on the capacity available in certain pipelines that we use to transport natural gas and have been forced to shut in some production from time to time. Capacity constraints typically reduce the productivity of some of our older vertical wells and may on occasion limit incremental production from some of our newer horizontal wells. This constrains our production and reduces our revenue from the affected wells. Capacity constraints affecting natural gas production also impact the associated NGL. We are also dependent on the availability and capacity of oil purchasers for our production. Increases in the amount of oil that we transport out of the DJ Basin for sale would result in an increase in our transportation costs and would reduce the price we receive for the affected production.
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
Our operations involve utilizing the latest drilling and completion techniques as developed by us and our service providers. During the year ended December 31, 2020, we drilled 37 gross operated horizontal wells and completed 45 gross operated horizontal wells and therefore are subject to increased risks associated with horizontal drilling as compared to companies that have greater experience in horizontal drilling activities. Risks that we face while drilling include, but are not limited to, failing to land our wellbore in the desired drilling zone, not staying in the desired drilling zone while drilling horizontally through the formation, not running our casing the entire length of the wellbore and not being able to run tools and other equipment consistently through the horizontal wellbore. Risks that we face while completing our wells include, but are not limited to, not being able to fracture stimulate the planned number of stages, not being able to run tools the entire length of the wellbore during completion operations and not successfully cleaning out the wellbore after completion of the final fracture stimulation stage. In addition, our horizontal drilling activities may adversely affect our ability to successfully drill in one or more of our identified vertical drilling locations. Ultimately, the success of these drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems and/or commodity prices decline, the return on our investment in these areas may not be as attractive as we anticipate. Further, as a result of any of these developments we could incur material write-downs of our oil and natural gas properties and the value of our undeveloped acreage could decline in the future.

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
At December 31, 2020, approximately 23% of our total estimated proved reserves were classified as proved undeveloped. The development of our estimated proved undeveloped reserves of 33,583 MBoe will require an estimated $178.0 million of development capital over the next two years.
Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. The future development of our proved undeveloped reserves is dependent on future commodity prices, costs and economic assumptions that align with our internal forecast, as well as access to liquidity sources, such as the capital markets, our RBL Credit Facility and derivative contracts. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved undeveloped reserves as unproved reserves.
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
Unless production is established within the spacing units covering the undeveloped acres on which some of our drilling locations are identified, our leases for such acreage will expire. The cost to renew such leases is substantial and may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. For example, we would incur approximately $39.1 million if we were to extend all of our leases set to expire in the next three years without taking into account the drilling of wells and holding leases by production. As such, our actual drilling activities may differ materially from our current expectations, which could adversely affect our business. Moreover, many of our leases require lessor consent to unitize, which may make it more difficult to hold our leases by production. Any reduction in our current drilling program, either through a reduction in capital expenditures or the unavailability of drilling rigs, could result in the loss of acreage through lease expirations. Our reserves and future production and, therefore, our future cash flow and income are highly dependent on successfully developing our undeveloped leasehold acreage and the loss of any leases could materially and adversely affect our ability to so develop such acreage. These risks are greater at times and in areas where the pace of our exploration and development activity slows.
Substantially all of our producing properties are located in the DJ Basin of Colorado, making us vulnerable to risks associated with operating in one major geographic area. Specifically, as the DJ Basin is an area of high industry activity, we may be unable to hire, train or retain qualified personnel needed to manage and operate our assets.
Substantially all of our producing properties are geographically concentrated in the DJ Basin of Colorado, an area in which industry activity has increased rapidly. At December 31, 2020, substantially all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors or other regional events, delays or interruptions of production from wells in this area caused by governmental regulation, including at the state and local level, processing or transportation capacity constraints, market limitations, water shortages or other drought or extreme weather related conditions or interruption of the processing or transportation of oil, natural gas or NGL. For example, bottlenecks in processing and transportation that have occurred in some recent periods in the Wattenberg Field have negatively affected our results of operations. Similarly, the concentration of our producing assets within a small number of producing formations exposes us to risks, such as changes in field-wide rules that could adversely affect development activities or production relating to those formations. In addition, in areas where exploration and production activities are increasing, as has been the case in recent years in the Wattenberg Field, the demand for, and cost of, drilling rigs, equipment, supplies, personnel, and oilfield services increase. Shortages or the high cost of drilling rigs, equipment, supplies, personnel, or oilfield services could delay or adversely affect our development and exploration operations or cause us to incur significant expenditures that are not provided for in our capital forecast, which could have a material adverse effect on our business, financial condition, or results of operations.
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
Risks Related to the Regulatory Environment
Changes in the legal and regulatory environment governing the oil and natural gas industry, particularly changes specific to the DJ Basin of Colorado, could have a material adverse effect on our business
Our business is subject to various forms of government regulation. Some local governments are adopting new requirements and restrictions on hydraulic fracturing and other oil and natural gas operations. Some local governments in Colorado, for instance, have amended their land use regulations to impose new requirements on oil and gas development, while other local governments have entered memoranda of agreement with oil and gas producers to accomplish the same objective. Beyond that, during the past few years, a total of five Colorado cities have passed voter initiatives temporarily or permanently prohibiting hydraulic fracturing. Since that time, local district courts have struck down the ordinances for certain of those Colorado cities, and such decisions were upheld by the Colorado Supreme Court in May 2016. Nevertheless, there is a continued risk that cities will adopt local ordinances that seek to regulate the time, place, and manner of hydraulic fracturing activities and oil and natural gas operations within their respective jurisdictions. For example, the town of Erie, Colorado first adopted a moratorium on oil and gas in July 2018, and on January 14, 2020, the City Council of Broomfield, Colorado unanimously approved an emergency noise ordinance that put the onus on a person or company to prove noise generated during restricted hours by such person or company is below Broomfield’s decibel standards.

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

Additionally, we are subject to laws and regulations concerning the location, spacing and permitting of the oil and natural gas wells we drill, among other matters. In particular, our business utilizes a methodology available in Colorado known as “forced pooling,” which refers to the ability of a holder of an oil and natural gas interest in a particular prospective drilling spacing unit to apply to the COGCC for an order forcing all other holders of oil and natural gas interests in such area into a common pool for purposes of developing that drilling spacing unit. This methodology is especially important for our operations in the Greeley area, where there are many interest holders. Changes in the legal and regulatory environment governing our industry, particularly any changes to Colorado forced pooling procedures that make forced pooling more difficult to accomplish, could result in increased compliance costs and adversely affect our business, financial condition and results of operations. SB181, enacted in April 2019, changed forced pooling requirements in the state of Colorado by requiring the consent of 45% of mineral interest holders, thus making it more difficult to include non-consenting individuals into statutory pooling agreements.

The enactment of Senate Bill 19-181 “Protect Public Welfare Oil and Gas Operations” increased the regulatory authority of local governments in Colorado over the surface impacts of oil and gas development, which could have a material adverse effect on our business.
In April 2019, SB181 became law, increasing the regulatory authority of local governments in Colorado over the surface impacts of oil and gas development in a necessary and reasonable manner, and in October 2020, Colorado’s AQCC adopted new rules targeting air emissions from upstream oil and gas operation. Among other things, SB181 (i) repeals a prior law restricting local government land use authority over oil and gas mineral extraction areas to areas designated by the COGCC, (ii) directs the AQCC to review its leak detection and repair rules and to adopt rules to minimize emissions of certain air pollutants, (iii) clarifies that local governments have authority to regulate the siting of oil and gas locations in a necessary and reasonable manner, including the ability to inspect oil and gas facilities, impose fines for leaks, spills, and emissions, and impose fees on operators or owners to cover regulation and enforcement costs, (iv) allows local governments or oil and gas operators to request a technical review board to evaluate the effect of the local government’s preliminary or final determination on the operator’s application, (v) repeals an exemption for oil and gas production from counties’ authority to regulate noise, (vi) alters forced pooling requirements by increasing the threshold to compel non-consenting individuals into statutory pooling agreements and (vii) prioritizes the protection of public health, safety, and welfare, the environment, and wildlife resources in the regulation of oil and gas development. Although industry trade associations opposed SB181, Extraction has demonstrated an ability to continue to successfully operate our business. However, the enactment of SB181 and the development and implementation of related rules and regulations, which is under way, could lead to delays and additional costs to our business.

We cannot predict the nature or outcome of future ballot initiatives, legislative actions or other similar efforts, or the effects of implementation of SB181 by local governments in Colorado. The enactment of new regulations resulting from SB181 may lead to delays and additional costs to our operations. Furthermore, if we are required to cease operating in any of the areas in which we now operate as the result of bans, onerous regulations or moratoria on drilling or related oilfield services activities, it could have a material effect on our business, financial condition, and results of operations.

The adoption of new rules by the Colorado Oil & Gas Conservation Commission to require, among other things, new siting criteria for any oil and gas locations that are within 2,000 feet from building units, could reduce the area available for future oil and gas development in Colorado and have a material adverse effect on our business.

Resulting from Colorado’s adoption of SB181 during 2019, the COGCC recently promulgated rules associated with that legislation that will, among other things, impose mandatory 2,000 foot setbacks for all schools and childcare centers, as well as new siting criteria for any oil and gas locations that are within 2,000 feet of building units. The rules additionally require local government permitting approval that could add additional timing and complexity and potentially lengthen the pace of the oil and gas permitting process. These new rules went into effect on January 15, 2021. We cannot predict the ultimate impact of implementation of these new rules, including the imposition of 2,000-foot siting zones, but their enactment may lead to delays and additional costs to our operations and reduce the area available for future development of our operations.
We are subject to stringent environmental and health and safety laws and regulations that could expose us to significant costs and liabilities.
Our oil and natural gas exploration, development and production operations are subject to numerous stringent and complex federal, state and local laws and regulations governing safety and health aspects of our operations, the release, disposal or discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations applicable to our operations including the acquisition of a permit before conducting drilling and other regulated activities; the restriction of types, quantities and concentration of materials that may be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Governmental authorities, such as the EPA and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring costly actions. For example, on May 2, 2017, following an incident in Firestone, Colorado, the COGCC issued a Notice to Operators (the “Notice”) that, among other things, required operators of oil and natural gas wells in Colorado re-inspect and/or properly abandon certain flowlines. On February 13, 2018, the COGCC approved new oil and natural gas flowline requirements, which included flowline tracking, record-keeping, integrity testing, and locking and marking requirements, as well as participation in centralized “call-before-you-dig” system. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory, remedial or corrective obligations, the occurrence of delays in permitting or development of projects and the issuance of orders limiting or prohibiting some or all of our operations in a particular area or forcing future compliance with environmental requirements.
The performance of our operations may result in significant environmental costs and liabilities due to our handling of petroleum hydrocarbons and other hazardous substances and wastes, as a result of air emissions and wastewater discharges related to our operations, and because of historical operations and waste disposal practices at our leased and owned properties. Spills or other releases of regulated substances could expose us to material losses, expenditures and liabilities under environmental laws and regulations. Under certain of such laws and regulations, we could be subject to strict, joint and several liability for the removal or remediation of previously released materials or property contamination, regardless of whether we were responsible for the release or contamination and even if our operations met previous standards in the industry at the time they were conducted. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly well drilling, construction, completion or water management activities, air emissions control or waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition. We may not be able to recover some or any of our costs with respect to such developments from insurance. See “Business and Properties—Regulation of Environmental and Safety and Health Matters” for a further description of environmental and safety and health laws and regulations that affect us.
Should we fail to comply with all applicable regulatory agency administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.
Under the EPAct 2005, FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1.0 million per day for each violation. FERC’s penalty authority is adjusted for inflation from time to time. FERC may also impose administrative and criminal remedies and disgorgement of profits associated with any violation. While our operations have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to FERC annual reporting requirements. We also must comply with the anti-market manipulation rules enforced by FERC. Additional rules and regulations pertaining to those and other matters may be considered or adopted by FERC from time to time. Additionally, the FTC has regulations intended to prohibit market manipulation in the petroleum industry with authority to fine violators of the regulations civil penalties of up to $1.0 million per day, and the CFTC prohibits market manipulation in the markets regulated by the CFTC, including similar anti-manipulation authority with respect to oil swaps and futures contracts as that granted to the CFTC with respect to oil purchases and sales. The CFTC rules subject violators to a civil penalty of up to the greater of $1 million or triple the monetary gain to the person for each violation. Failure to comply with those regulations in the future could subject us to civil penalty liability, as described in “Business and Properties—Regulation of the Oil and Gas Industry.”
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
At the local level, some municipalities and local governments have adopted or are considering bans on hydraulic fracturing. Beginning in 2012, voters in the cities of Fort Collins, Boulder, Longmont, Broomfield and Lafayette, Colorado approved bans of varying length on hydraulic fracturing within their respective city limits. In 2014, Boulder and Larimer county lower courts overturned the bans. The cities of Longmont and Fort Collins appealed the decisions. In August 2015, the Court of Appeals requested that the Colorado Supreme Court rule on the issue. The Colorado Supreme Court struck down the Fort Collins and Longmont bans in May 2016. Nonetheless, extended moratoria, like that put in place by Boulder County in December 2016, remain a threat to oil and gas operations in Colorado.
Please read “Business and Properties—Regulation of Environmental and Safety and Health Matters—Hydraulic Fracturing Activities” for a further description of the laws and regulations relating to hydraulic fracturing that affect us.
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
Regulation of greenhouse gases and climate change could have a negative impact on our business.

Some scientific studies have suggested that emissions of greenhouse gases may be contributing to warming of the earth’s atmosphere and other climatic changes. Such studies have resulted in increased local, state, regional, national, and international attention and actions relating to issues of climate change and the effect of GHG emissions, particularly emissions from fossil fuels. For example, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change (“UNFCCC”). The U.S. was among 195 nations that participated in the creation of an international accord in December 2015, the Paris Agreement, with the objective of limiting greenhouse gas emissions. The Paris Agreement entered into force on November 4, 2016 and, as of January 2020, had been ratified by 187 of the 197 parties to the UNFCC. The EPA has also taken action under the CAA to regulate greenhouse gas emissions. In addition, a number of states have either proposed or implemented restrictions on greenhouse gas emissions. International accords such as the Paris Agreement may result in additional regulations to control greenhouse gas emissions. Other developments focused on restricting GHG emissions include but are not limited to the Kyoto Protocol; the European Union Emission Trading System; the United Kingdom’s Carbon Reduction Commitment; and, in the U.S., the Regional Greenhouse Gas Initiative, the Western Regional Climate Action Initiative, and various state programs.
The enactment of derivatives legislation and associated regulations could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.
The Dodd-Frank Act, enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and of entities, such as us, that participate in that market. The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. While many rules implementing the Dodd-Frank Act have been finalized, some have not, and, as a result, the final form of the regulatory regime for commodity derivatives remains uncertain. Position limits for certain energy commodity futures and options contracts, as well as economically equivalent swaps, futures and options, are subject to ongoing rulemaking activities. With regard to position limits, in January 2020, the CFTC withdrew the 2013 proposal, the 2016 supplement, and the 2016 reproposal, and issued a new proposed rule which includes limits on positions in (1) certain “Core Referenced Futures Contracts,” including contracts for several energy commodities; (2) futures and options on futures that are directly or indirectly linked to the price of a Core Referenced Futures Contract, or to the same commodity for delivery at the same location as specified in that Core Referenced Futures Contract; and (3) economically equivalent swaps. The proposal also includes exemptions from position limits for bona fide hedging activities. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.
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
Risks Related to Capital
Our exploration and development projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our reserves.

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the exploitation, development and acquisition of oil and natural gas reserves. In 2021, we plan to invest $140 million to $180 million for drilling and completion of operated and non-operated wells. We expect to fund our 2021 capital expenditures with borrowings under our RBL Credit Facility, cash flows from operations and possibly through asset sales or additional capital markets transactions. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, oil, natural gas and NGL prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7. in Part I of this Annual Report.

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
Declines in commodity prices may cause the financial markets to exert downward pressure on stock prices and credit capacity for companies throughout the energy industry. For example, during 2020, the market for senior unsecured notes was unfavorable for high-yield issuers such as us. Our plans for growth may require access to the capital and credit markets, including the ability to issue senior unsecured notes. Although the market for high-yield debt securities has experienced periods of improvement in the past, if the high-yield market deteriorates, or if we are unable to access alternative means of debt or equity financing on acceptable terms, we may be unable to implement our drilling and development plan, make acquisitions or otherwise carry out our business plan, which could have a material adverse effect on our financial condition and results of operations and our ability to service our indebtedness.

Risks Related to Debt
Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.
Our existing and future debt arrangements, including the RBL Credit Facility, contain or may contain a number of significant covenants, including restrictive covenants that may limit our ability to, among other things:
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
Our RBL Credit Facility limits the amount we can borrow up to the lower of our aggregate lender commitments and a borrowing base amount, which the lenders, in their sole discretion, will determine on a semi-annual basis based upon projected revenues from the oil and natural gas properties securing our loan. The lenders will be able to unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our RBL Credit Facility. We will be required to repay any outstanding borrowings in excess of the then current borrowing base. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. If the requisite number of lenders does not agree to a proposed borrowing base, then the borrowing base will be the highest borrowing base acceptable to such lenders. Our borrowing base is currently $500.0 million, subject to the current elected lending commitments of $500.0 million.
A breach of any covenant in our RBL Credit Facility or any other debt agreement would result in a default after any applicable grace periods. A default, if not waived, could result in acceleration of the indebtedness outstanding under the facility and a default with respect to, and an acceleration of, the indebtedness outstanding under other debt agreements. The accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such indebtedness. Even if new financing were available at that time, it may not be on terms that are acceptable to us. In addition, our obligations under our RBL Credit Facility are secured by perfected first priority liens and security interests on substantially all of our assets, including mortgage liens on oil and natural gas properties having at least 90% of the reserve value as determined by reserve reports, and if we are unable to repay our indebtedness under the RBL Credit Facility, the lenders could seek to foreclose on our assets.

The borrowing base under our RBL Credit Facility may be reduced in connection with declines in commodity prices, which could hinder or prevent us from meeting our future capital needs.
The borrowing base under our RBL Credit Facility is currently $500.0 million, and current elected lending commitments under the RBL Credit Facility are $500.0 million. Our borrowing base is redetermined semiannually on each May 1 and November 1 (or once per year between these dates) based on certain factors, including our reserves and hedge position, with the next borrowing base redetermination scheduled to occur in May 2021. Our borrowing base may decrease as a result of declines in natural gas, NGLs, and oil prices, or as a result of operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or other reasons. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, we may be unable to meet our obligations as they come due and could be required to repay any indebtedness in excess of the redetermined borrowing base. In addition, we may be unable to access the equity or debt capital markets, including the market for senior unsecured notes, to meet our obligations. As a result, we may be unable to implement our drilling and development plan, make acquisitions or otherwise carry out our business plan, which could have a material adverse effect on our financial condition and results of operations and our ability to service our indebtedness.
Availability, terms and cost of capital, increases in interest rates or a reduction in credit rating could adversely affect our business.

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

Our ability to make scheduled payments on or to refinance our indebtedness obligations, including our RBL Credit Facility, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. If oil and natural gas prices exhibit weakness for an extended period of time, we may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt arrangements may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. Our RBL Credit Facility currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet scheduled debt service obligations.

Risks Related to our Common Stock
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
Our common stock was traded on the NASDAQ under the symbol “XOG” until June 25, 2020. On June 16, 2020, we received a letter from the NASDAQ notifying us that, as a result of the Chapter 11 Cases and in accordance with NASDAQ rules, our securities would be delisted at the opening of business on June 25, 2020. On June 25, 2020, our common stock began to be quoted on the Pink Open Market under the symbol “XOGAQ”. In connection with our emergence from bankruptcy, our common stock was relisted on the NASDAQ Global Select Market on January 21, 2021 trading under the symbol “XOG.”
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
Our amended and restated certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.
Our certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:
•limitations on the removal of directors;
•limitations on the ability of our stockholders to call special meetings;
•establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders; and
•providing that the board of directors is expressly authorized to adopt, or to alter or repeal our bylaws.
When conditions are right and certain requirement have been met, we intend to begin paying dividends on our common stock. Our debt arrangements place certain restrictions on our ability to do so. Consequently, it is possible that the only opportunity to achieve a return on an investment in our common stock will be if the price of our common stock appreciates.
We plan to declare dividends on shares of our common stock in the foreseeable future if certain requirements are met as stated in the RBL Credit Agreement. However, our debt arrangements restrict our ability to pay cash dividends when certain requirements have not been met. Consequently, it is possible that the only opportunity to achieve a return on an investment in our common stock will be if shareholders sell their common stock at a price greater than they paid for it. There is no guarantee that the price of our common stock that will prevail in the market will ever exceed the price that such investors paid for our common stock. There is no guarantee we will ever pay dividends.
Future sales of our common stock could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute the ownership in us by current shareholders.
We may sell additional shares of common stock in public or private offerings. We may also issue additional shares of common stock or convertible securities. We have 25.7 million outstanding shares of common stock as of March 15, 2021. Subject to the satisfaction of vesting conditions, shares registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction.
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

The market price of our securities is subject to volatility.
Upon our emergence from the Chapter 11 Cases, our Predecessor Common Stock was exchanged for New Common Stock (as defined in Note 1 — Business and Organization in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report). The market price of our New Common Stock could be subject to wide fluctuations in response to, and the level of trading that develops with our New Common Stock may be affected by, numerous factors, many of which are beyond our control. These factors include, among other things, our new capital structure as a result of the transactions contemplated by the Plan, our limited trading history subsequent to our emergence from bankruptcy, our limited trading volume, the lack of comparable historical financial information due to our adoption of fresh-start accounting, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Part I, Item 1A. — Risk Factors section of this Annual Report.

The exercise of all or any number of outstanding warrants, the issuance of stock-based awards or the issuance of our common stock to settle the claims of general unsecured claimants may dilute your holding of shares of our common stock.

Upon emergence from bankruptcy on January 20, 2021, we entered into a Tranche A Warrant Agreement and Tranche B Warrant Agreements (each as defined Note 8 — Long-Term Debt in Part II, Item 8. Financial Information of this Annual Report), pursuant to which, as of January 31, 2021, the Company had approximately 2.9 million and 1.5 million of Tranche A Warrants and Tranche B Warrants issued and outstanding, respectively. The exercise of equity awards, including any stock options that we may grant in the future, or the warrants and any issuance of our common stock to general unsecured claimants could dilute your holding of shares of our common stock, which could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares.

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

Risks Related to Taxes
Recent changes in United States federal income tax law may have an adverse effect on our cash flows, results of operations or financial condition overall.
On March 27, 2020, the U.S. Congress enacted into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years and offset 100% of taxable income for tax years beginning before 2021, and (ii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased. Future regulatory guidance may be forthcoming, and such guidance could ultimately increase or lessen this legislation’s impact on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with COVID-19, some of which could have an impact on the Company.

Certain United States federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated as a result of future legislation.
In past years, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including to certain key U.S. federal income tax provisions currently available to oil and gas companies. Future adverse changes could include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, and (iii) an extension of the amortization period for certain geological and geophysical expenditures. Congress could consider, and could include, some or all of these proposals as part of future tax reform legislation. The passage of any legislation as a result of these proposals or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that currently are available with respect to oil and gas development, or increase costs, and any such changes could have an adverse effect on our financial position, results of operations and cash flows.
Our ability to use our NOL carryforwards and other tax attributes may be limited.
Under U.S. federal income tax law, a corporation is generally permitted to deduct from taxable income NOLs carried forward from prior years. We had U.S. federal NOLs of approximately $1.3 billion as of December 31, 2020. However, we expect that we will be required to substantially reduce or eliminate certain of our tax attributes, including NOL carryforwards, as a result of cancellation of indebtedness income realized in connection with the Chapter 11 Cases. Additionally, the consummation of the Plan on the Emergence Date resulted in an “ownership change,” under Section 382 of the Code. Absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its pre-ownership change net operating losses that may be utilized to offset future taxable income generally will be subject to an annual limitation equal to the value of its stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate, plus an additional amount calculated based on certain “built in gains” in its assets that may be deemed to be realized within a 5-year period following any ownership change. This limitation, in the case of the ownership change that occurred as a result of the consummation of the Plan, will be subject to additional rules under Sections 382(l)(5) or (l)(6) of the Code, depending upon whether we are eligible for the application of Section 382(l)(5) of the Code and, if so eligible, whether we affirmatively elect not to apply Section 382(l)(5) of the Code. As a result of such limitation, our ability to utilize any NOLs or other tax attributes that are not eliminated as a result of cancellation of indebtedness income arising from the consummation of the Plan may be materially limited in the future.

Risks Related to Technology

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

Risks Related to the General Business

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
We may be subject to risks in connection with divestitures
In 2020, we announced our ongoing initiative to divest of non-strategic assets in order to increase capital resources available for other core assets, create organizational and operational efficiencies or for other purposes and completed divestitures of several of our non-strategic assets and we have additional divestitures pending, as discussed in “Business and Properties —Recent Developments.” Various factors could materially affect our ability to dispose of such assets, including the approvals of governmental agencies or third parties and the availability of purchases willing to acquire the assets with terms we deem acceptable. Though we continue to evaluate various options for the divestiture of such assets, there can be no assurance that this evaluation will result in any specific further action.

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
•the availability of takeaway capacity;
•our ability to acquire, locate and produce new reserves; and
•our ability to borrow under our RBL Credit Facility.
If our revenues or the borrowing base under our RBL Credit Facility decreases as a result of lower oil, natural gas and NGL prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations and growth at current levels. If additional capital is needed, we may not be able to obtain debt or equity financing on terms acceptable to us, if at all. If cash flow generated by our operations or available borrowings under our RBL Credit Facility are not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our properties, which in turn could lead to a decline in our reserves and production, and would adversely affect our business, financial condition and results of operations.
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
To achieve more predictable cash flows and reduce our exposure to adverse fluctuations in the prices of oil, natural gas and NGL, we enter into commodity derivative contracts for a significant portion of our production, primarily consisting of swaps, put options and call options. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Sources of Our Revenues” in Part II, Item 7. of this Annual Report. Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments.
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
Approximately 46% of our net leasehold acreage is undeveloped, and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases as well as have a material adverse effect on our oil and natural gas reserves and future production and, therefore, our future cash flow and income.
As of December 31, 2020, approximately 46% of our net leasehold acreage was undeveloped, or acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves. Unless production is established on the undeveloped acreage covered by our leases, such leases will expire. Our future oil and natural gas reserves and production and, therefore, our future cash flow and income are highly dependent on successfully developing our undeveloped leasehold acreage.
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

In February 2019, we entered into a long-term gas gathering and processing agreements with a third-party midstream provider. The agreement commenced on January 2020 and has a term of ten years with an annual minimum volume commitment of 13.0 Bcf in years one through ten. The agreement also includes a commitment to sell take-in-kind NGLs of 4,000 Bbl/d in year one, 7,500 Bbl/d in years two through seven with the ability to roll up to a 10% shortfall in a given month to the subsequent month. On December 23, 2020, we entered into a settlement with the counterparty and amended the agreement. As part of the settlement and amended agreement, there were no changes made to the minimum volume commitments. We may be required to pay a shortfall fee for any volume deficiencies under these commitments, calculated based on the applicable gathering and processing fees and/or, with respect to the NGL commitment, the NGL transport cost.

If we are unable to meet our commitments under the Elevation Gathering Agreements, we may incur additional costs.
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
The availability of a ready market for any oil, natural gas and NGL we produce depends on numerous factors beyond the control of our management, including but not limited to the extent of domestic production and imports of oil, the proximity and capacity of pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and natural gas production and federal regulation of oil and gas sold in interstate commerce. In addition, we depend upon several significant purchasers for the sale of most of our oil and natural gas production. See “Business and Properties—Operations—Marketing and Customers.” We cannot assure you that we will continue to have ready access to suitable markets for our future oil and natural gas production.
The inability of one or more of our purchasers to meet their obligations may adversely affect our financial results.
We have exposure to credit risk through receivables from purchasers of our oil, natural gas and NGL production. Three, one and two purchasers accounted for more than 10% of our revenues in the years ended December 31, 2020, 2019 and 2018, respectively. During 2021, we no longer sell to our largest and third largest purchasers in 2020. Rather, we have increased our sales to our second largest purchaser in 2020 and began selling to a new midstream oil marketer who has replaced our largest purchaser in 2020. This concentration of purchasers may impact our overall credit risk in that these entities may be similarly affected by changes in economic conditions or commodity price fluctuations. We do not require our customers to post collateral. The inability or failure of our significant purchasers to meet their obligations to us or their insolvency or liquidation may materially adversely affect our financial condition and results of operations.
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
At the federal level, no comprehensive climate change legislation has been implemented to date. However, the EPA has adopted rules under authority of the CAA that, among other things, establish PSD construction and Title V permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal pollutant emissions, which reviews could require meeting “best available control technology” standards for those emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among other things, onshore producing facilities, which include certain of our operations. Federal agencies also have begun directly regulating emissions of methane from oil and natural gas operations, with the EPA publishing NSPS Subpart OOOOa standards in June 2016 that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions and the BLM publishing requirements in November 2016 to reduce methane emissions from venting, flaring, and leaking on public lands. Both of the EPA and BLM took steps to relax or rescind certain requirements under their respective methane rules. In September 2019, EPA published proposed amendments that would rescind the methane standards and roll back other requirements of the NSPS OOOOa standards and, in September 2018, BLM issued a rule that relaxes or rescinds requirements of its November 2016 regulations. California and New Mexico have challenged BLM’s September 2018 rule in ongoing litigation. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France preparing an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions. In August 2017, the U.S. Department of State officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement and on November 4, 2019, the U.S. submitted formal notification of its withdrawal to the United Nations. However, during the first part of 2021, the United States, under a new presidential administration, rejoined the Paris Agreement.
The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHG or otherwise limit emissions of GHG from, our equipment and operations could result in increased costs to reduce emissions of GHG associated with our operations as well as delays or restrictions in our ability to permit GHG emissions from new or modified sources. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil, natural gas and NGL we produce and lower the value of our reserves, which devaluation could be significant. One or more of these developments could have a materially adverse effect on our business, financial condition and results of operations. Finally, notwithstanding potential risks related to climate change, the International Energy Agency, an autonomous intergovernmental organization involved in international energy policy, estimates that global energy demand will continue to rise and will not peak until after 2040 and oil and gas will continue to represent a substantial percentage of global energy use over that time. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector. Please read “Business and Properties—Regulation of Environmental and Safety and Health Matters—Regulation of Greenhouse Gas (“GHG”) Emissions” for a further description of the laws and regulations relating to climate change that affect us.

Adverse weather conditions may negatively affect our ability to conduct drilling activities and our operating results.

Adverse weather conditions may cause, among other things, increases in the costs of, and delays in, drilling or completing new wells, lost or damaged facilities and equipment, power failures, and temporary shut-in of production. Such extreme weather conditions could also impact other areas of our operations, including access to our drilling and production facilities for routine operations, maintenance and repairs and the availability of, and our access to, necessary third-party services, such as gathering, processing, compression and transportation services. Any decreases in production due to poor weather conditions will have an adverse effect on our revenues, which will in turn negatively affect our cash flow from operations.

Risks Related to the COVID-19 Pandemic
Outbreaks of communicable diseases, including the COVID-19 pandemic, could adversely affect our business, financial condition, results of operations and cash flows.

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

The ongoing COVID-19 pandemic and the effects of actions by, or disputes among or between, oil and natural gas producing countries may result in transportation and storage constraints, reduced production and shut-in of our wells, any of which would adversely affect our business, financial condition and results of operations.

The recent worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19 and various governmental actions taken to mitigate the impact of COVID-19, have resulted in an unprecedented decline in demand for oil and natural gas. At the same time, the decision by Saudi Arabia in March 2020 to drastically reduce export prices and increase oil production followed by curtailment agreements among OPEC and other countries such as Russia further increased uncertainty and volatility around global oil supply-demand dynamics. We experienced substantial decreases in our revenues beginning in the first quarter of 2020 and lasting through the end of the year, which negatively impacted our business, financial condition, results of operations, cash flows and outlook during 2020. Due to the commodity price environment, we postponed or eliminated a portion of our developmental drilling in 2020. A sustained period of weakness in oil, natural gas and NGLs prices, and the resultant effects of such prices on our drilling economics and ability to raise capital, have required us to reevaluate and further postpone or eliminate additional drilling. Such actions resulted in the reduction of our PUDs and related PV-10 and a reduction in our ability to service our debt obligations. More recently, however, reduction in oil and gas activity as a result of the COVID-19 pandemic has resulted in a decrease of production as fewer oil wells are drilled, which has led to a contraction in domestic oil and gas supply. Lower levels of supply have pushed current and forecasted oil and gas prices higher, which we expect to have a positive impact on our results of operations and cash flows. To the extent, however, that the outbreak of COVID-19 continues to negatively impact demand and we are required to further curtail our drilling program, we may be unable to continue to hold leases that are scheduled to expire, which may further reduce our reserves. As a result, if oil, natural gas and/or NGL prices remain weak, our future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures may be materially and adversely affected.

Risks Related to Bankruptcy
We recently emerged from bankruptcy, which may adversely affect our business and relationships.
It is possible that our having filed for bankruptcy and our recent emergence from the voluntary cases under chapter 11 of the Bankruptcy Code may adversely affect our business and relationships with customers, vendors, contractors, employees or suppliers. Due to uncertainties, many risks exist, including the following:

•key suppliers, vendors or other contract counterparties may terminate their relationships with us, require additional financial assurances or enhanced performance from us or pursue unreasonable fee increases for their goods or services;
•our ability to renew existing contracts and compete for new business may be adversely affected;
•our ability to attract, motivate and/or retain key employees and executives may be adversely affected;
•landowners may not be willing to lease acreage to us; and
•competitors may take business away from us and our ability to attract and retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.

Our historical financial information may not be indicative of future financial performance.

Our capital structure was significantly impacted by the Plan. Under fresh-start accounting rules that applied to us upon the Emergence Date, assets and liabilities were adjusted to fair values. Accordingly, because fresh-start accounting rules applied, our financial condition and results of operations following emergence from the Chapter 11 Cases will not be comparable to the financial condition and results of operations reflected in our historical financial statements.
Upon our emergence from the Chapter 11 Cases, the composition of our board of directors changed significantly.

Pursuant to the Plan, the composition of our board of directors changed significantly. Upon emergence, our Board consists of seven directors, none of whom served on the Board prior to our emergence from the Chapter 11 Cases. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on our Board and, thus, may have different views on the issues that will determine our future. There is no guarantee that our new Board will pursue, or will pursue in the same manner, our current strategic plans. As a result, the future strategy and our plans may differ materially from those of the past.

The ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from the Chapter 11 Cases.

The success of our business depends on key personnel. The ability to attract and retain these key personnel may be difficult in light of our emergence from the Chapter 11 Cases, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.

We may be negatively impacted by litigation and legal proceedings, including ongoing claims in connection with the Chapter 11 Cases.

We are subject from time to time, and in the future may become subject, to litigation claims. These claims and legal proceedings are typically claims that arise in the normal course of business and include, without limitation, claims relating to environmental, safety and health matters, commercial or contractual disputes with suppliers and customers, claims regarding ownership of mineral interests, including from royalty owners, claims regarding acquisitions and divestitures, regulatory matters and employment and labor matters. We may also become subject to governmental or regulatory proceedings. The outcome of such claims and legal proceedings cannot be predicted with certainty and some may be disposed of unfavorably to us. In addition, the claims resolutions process in connection with the Chapter 11 Cases is ongoing and certain of these claims remain subject to the jurisdiction of the Bankruptcy Court. The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose before confirmation of the Plan (i) would be subject to compromise and/or treatment under the Plan and/or (ii) would be discharged in accordance with the terms of the Plan. Any claims not ultimately discharged through the Plan could be asserted against the reorganized entities and may have an adverse effect on their financial condition and results of operations on a post-reorganization basis. To the extent that these legal proceedings result in claims being allowed against us, such claims will be satisfied through the issuance of shares of our common stock, except as noted herein. As a result, we have not established reserves within our liabilities in connection with these claims. However, it is possible with respect to certain claims that the ultimate outcome of the legal proceedings may result in the contracts not being treated as rejected or the amounts at issue being treated as administrative claims by the Bankruptcy Court, either of which could require us to make cash payments to resolve claims instead of issuing shares of our common stock or require us to establish reserves and accrue liabilities with respect to such claims at a future date. We also may not have insurance that covers such claims and legal proceedings. Successful claims or litigation against us for significant amounts could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. Further, even if successful in resolving a claim or legal proceeding, such process could require the attention of members of our senior management, reducing the time they have available to devote to managing our business, and require us to incur substantial legal expenses.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved comments from the SEC staff regarding our reports under the Exchange Act of 1934, as amended (the “Exchange Act”).

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

COGCC Notices of Alleged Violations (“NOAVs”). We have received NOAVs from the COGCC for alleged compliance violations that we have responded to. We do not believe penalties that could result from these NOAVs will have a material effect on our business, financial condition, results of operations or liquidity, but Extraction is in negotiations to settle all of its outstanding NOAVs with the COGCC, and the ultimate settlement amount is expected to exceed $600,000.

The information set forth in Note 16 — Commitments and Contingencies — Litigation and Legal Items, to the accompanying consolidated financial statements included in this Annual Report on Form 10-K is incorporated by reference into this Item 3.

For information on the Chapter 11 Cases, see Items 1. and 2. — Business and Properties — Recent Developments — Chapter 11 Cases which information is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock is currently traded on the NASDAQ under the ticker symbol “XOG.”

NASDAQ Delisting and Relisting

Our common stock was traded on the NASDAQ under the symbol “XOG” until June 25, 2020. On June 16, 2020, we received a letter from the NASDAQ notifying us that, as a result of the Chapter 11 Cases and in accordance with NASDAQ rules, our securities would be delisted at the opening of business on June 25, 2020. On June 25, 2020, our common stock began to be quoted on the Pink Open Market under the symbol “XOGAQ”. In connection with our emergence from bankruptcy, our common stock was relisted on the NASDAQ Global Select Market on January 21, 2021 trading under the symbol “XOG.”

Dividend Policy

We have not historically paid any cash dividends to holders of our common stock.

Holders

Pursuant to the records of the transfer agent, as of March 15, 2021 the number of holders of record of our common stock was 233.

Sales of Unregistered Securities

We did not have any sales of unregistered securities during the fiscal year ended December 31, 2020.

Issuer Purchases of Equity Securities

We did not have any share repurchase activity during the three months ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

The information responsive to Item 301 of Regulation S-K is not required of smaller reporting companies.

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

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and are incorporated herein by reference.

OVERVIEW

We are an independent oil and gas company focused on the acquisition, development and production of oil, natural gas and NGL reserve in the Rocky Mountain region, primarily in the Wattenberg Field of the Denver-Julesburg Basin (the “DJ Basin”) of Colorado. We have developed an oil, natural gas and NGL asset base of proved reserves, as well as a portfolio of development drilling opportunities on high resource-potential leasehold on contiguous acreage blocks in some of the most productive areas of what we consider to be the core of the DJ Basin.

Our Properties and Operations

We have assembled, as of December 31, 2020, approximately 140,000 net acres of large, contiguous acreage blocks in some of the most productive areas of what we consider to be the core of the DJ Basin as indicated by the results of our horizontal drilling program and the results of offset operators. Additionally, we hold approximately 96,700 net acres outside of what we consider our Core DJ Basin, which we refer to as our “Other Rockies Area,” that we believe has many of the same formations as our properties in the Core DJ Basin. We operated 99% of our horizontal production for the year ended December 31, 2020, our total estimated proved reserves were approximately 145.9 MMBoe, of which approximately 77% were classified as proved developed reserves. For more information about our properties, please read Items 1. and 2. Business and Properties — Our Properties in Part 1 of this Annual Report.

Deconsolidation of Elevation Midstream, LLC

Please see Note 1—Business and Organization — Deconsolidation of Elevation Midstream, LLC in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for information related to the deconsolidation of Elevation Midstream, LLC.

Financial Overview

For the year ended December 31, 2020, we had a net loss of $1.3 billion as compared to net loss of $1.4 billion for the year ended December 31, 2019. The decrease in net loss was primarily driven by a decrease in operating expenses of $1.1 billion, which includes a decrease of $1.1 billion in the impairment of long-lived assets, and a change from a loss to a gain on commodity derivatives of $202.1 million. These were offset by a decrease in sales revenues of $348.7 million, $676.9 million in reorganization items which did not exist in 2019, and a $73.1 million loss on deconsolidation of Elevation Midstream, LLC which also did not exist in 2019. Additionally, interest expense decreased $22.1 million.

For the year ended December 31, 2020, crude oil, natural gas, NGL sales and gathering and compression revenue, coupled with the impact of settled derivatives, decreased to $650.7 million as compared to $881.9 million in the same prior year period due to a decrease of $7.24 in realized price per BOE, including settled derivatives, offset by an increase in sales volumes of approximately 155 MBoe. During June 2020, we unwound the majority of our hedges when we filed for bankruptcy and received aggregate settlement proceeds of $96.1 million.

Adjusted EBITDAX was $449.2 million for the year ended December 31, 2020, as compared to $610.7 million in the same period in 2019, reflecting a 26% decrease. Adjusted EBITDAX is a non-GAAP financial measure. For a definition of Adjusted EBITDAX and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Adjusted EBITDAX.”

Operational Overview

During the year ended December 31, 2020, we focused on emerging from bankruptcy, improving free cash flow and implemented operational efficiencies to reduce drilling, completion and operating costs. We incurred approximately $159.6 million in drilling 37 gross (25.7 net) wells with an average lateral length of 2.3 miles and completing 45 gross (34.1 net) wells with an average lateral length of 2.4 miles, all of which were horizontal wells in the DJ Basin. In addition, we incurred approximately $16.9 million of leasehold and surface acreage additions.

How We Evaluate Our Operations

We use various financial and operational metrics to assess the performance of our oil and gas operations, including:

•Sources of revenue;
•Sales volumes;
•Realized prices on the sale of oil, natural gas and NGL, including the effect of our commodity derivative contracts;
•Lease operating expenses (“LOE”);
•Capital expenditures;
•Adjusted EBITDAX (a Non-GAAP measure); and
•Free cash flow (a Non-GAAP measure).

Sources of Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGL that are extracted from our natural gas during processing. Our oil, natural gas and NGL revenues do not include the effects of derivatives. For the year ended December 31, 2020, our revenues were derived 69% from oil sales, 17% from natural gas sales and 14% from NGL sales. For the year ended December 31, 2019, our revenues were derived 80% from oil sales, 12% from natural gas sales and 8% from NGL sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Sales Volumes

The following table presents historical sales volumes for the periods indicated:

	For the Year Ended
	December 31,
	2020	2019
Oil (MBbl)	12,543	15,436
Natural gas (MMcf)	72,311	64,710
NGL (MBbl)	7,945	6,164
Total (MBoe)	32,540	32,385
Average net sales (BOE/d)	88,907	88,728

As reservoir pressures decline, production from a given well or formation decreases. Growth in our future production and reserves will depend on our ability to continue to add or develop proved reserves in excess of our production. Accordingly, we plan to maintain our focus on adding reserves through organic growth as well as acquisitions. Our ability to add reserves through development projects and acquisitions is dependent on many factors, including takeaway capacity in our areas of operation and our ability to raise capital, obtain regulatory approvals, procure contract drilling rigs and personnel and successfully identify and consummate acquisitions.  Please read Item 1A. Risk Factors — Risks Related to the Oil, Natural Gas and NGL Industry and Our Business in Part 1 of this Annual Report for a further description of the risks that affect us.

Realized Prices on the Sale of Oil, Natural Gas and NGL

Our results of operations depend upon many factors, particularly the price of oil, natural gas and NGL and our ability to market our production effectively. Oil, natural gas and NGL prices are among the most volatile of all commodity prices. For example, during the period from January 1, 2014 to December 31, 2020, NYMEX West Texas Intermediate oil prices ranged from a high of $107.26 per Bbl to a low of negative $37.63 per Bbl. Average daily prices for NYMEX Henry Hub gas ranged from a high of $6.15 per MMBtu to a low of $1.48 per MMBtu during the same period. Declines in, and continued depression of, the price of oil and natural gas occurring during 2015, 2019 and 2020 are due to a combination of factors including increased U.S. supply, global economic concerns stemming from COVID-19 and the price war between Russia and Saudi Arabia. These price variations can have a material impact on our financial results and capital expenditures.

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

	For the Year Ended
	December 31,
	2020	2019
Oil
NYMEX WTI High ($/Bbl)	$63.27	$66.30
NYMEX WTI Low ($/Bbl)	$(37.63)	$46.54
NYMEX WTI Average ($/Bbl)	$39.34	$57.04
Average Realized Price ($/Bbl) (1)	$30.50	$46.74
Average Realized Price, with derivative settlements ($/Bbl) (1)	$37.15	$45.16
Average Realized Price as a % of Average NYMEX WTI	77.5%	81.9%
Differential ($/Bbl) to Average NYMEX WTI (2)	$(7.92)	$(8.71)
Natural Gas
NYMEX Henry Hub High ($/MMBtu)	$3.35	$3.59
NYMEX Henry Hub Low ($/MMBtu)	$1.48	$2.07
NYMEX Henry Hub Average ($/MMBtu) (3)	$2.34	$2.78
Average Realized Price ($/Mcf)	$1.34	$1.68
Average Realized Price, with derivative settlements ($/Mcf)	$1.47	$1.68
Average Realized Price as a % of Average NYMEX Henry Hub (3)	57.3%	60.4%
Differential ($/Mcf) to Average NYMEX Henry Hub (3)	$(1.00)	$(1.10)
NGL
Average Realized Price ($/Bbl)	$9.72	$12.18
Average Realized Price as a % of Average NYMEX WTI	24.7%	21.4%

(1)Includes non-cash amounts allocated to a satisfied performance obligation, recognized within oil sales for the years ended December 31, 2020, and December 31, 2019, pursuant to ASC 606, Revenue Recognition.
(2)Excludes non-cash amounts allocated to a satisfied performance obligation, recognized within oil sales for the year ended December 31, 2020, and December 31, 2019, pursuant to ASC 606, Revenue Recognition.
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

The hedge prices will depend on the commodity price environment at the time those hedge transactions are entered into. Our ability to enter into derivative arrangements at favorable prices may be limited, and, under our RBL Credit Agreement (as defined in Note 8—Long-Term Debt in Part II, Item 8. Financial Information and Supplementary Data of this Annual Report), we are obligated to hedge a specific portion of our oil or natural gas production. The RBL Credit Agreement requires us to maintain commodity hedges covering a minimum of 65% of our anticipated oil and gas production from PDP reserves for the succeeding twelve months and 50% of our anticipated oil and gas production from PDP reserves for the next succeeding twelve months.

For a description of our derivative instruments that we utilize and a summary of our open commodity derivative contracts as of December 31, 2020, please see Note 9 — Commodity Derivative Instruments in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

The following table summarizes our historical derivative positions and the settlement amounts for each of the periods indicated.

	For the Year Ended December 31,
	2020	2019
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	4,316,000	9,830,000
Weighted average fixed price ($/Bbl)	$49.16	$53.08
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	4,950,000	22,050,000
Weighted average purchased put price ($/Bbl)	$54.48	$46.87
NYMEX WTI Crude Purchased Calls:
Notional volume (Bbl)	1,100,000	18,350,000
Weighted average purchased call price ($/Bbl)	$68.04	$65.74
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	5,650,000	22,300,000
Weighted average sold call price ($/Bbl)	$63.37	$64.57
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	5,300,000	22,350,000
Weighted average sold put price ($/Bbl)	$44.39	$45.11
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	31,000,000	32,400,000
Weighted average fixed price ($/MMBtu)	$2.66	$2.81
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	600,000	3,600,000
Weighted average purchased put price ($/MMBtu)	$2.90	$3.04
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	600,000	3,600,000
Weighted average sold call price ($/MMBtu)	$3.48	$3.46
NYMEX HH Natural Gas Sold Puts:
Notional volume (MMBtu)	—	3,000,000
Weighted average fixed basis price ($/MMBtu)	$—	$2.50
CIG Basis Gas Swaps:
Notional volume (MMBtu)	27,600,000	42,200,000
Weighted average fixed basis price ($/MMBtu)	$(0.58)	$(0.73)
Total Amounts Received/(Paid) from Settlement (in thousands)	$188,822	$(5,790)
Cash (used in) provided by changes in Accounts Receivable and Accounts Payable related to Commodity Derivatives	$(2,957)	$5,112
Derivative unwinds reducing the Prior Credit Facility balance	$(96,065)	$—
Settlements on Commodity Derivatives per Consolidated Statements of Cash Flows	$89,800	$(678)

Lease Operating Expenses

All direct and allocated indirect costs of lifting hydrocarbons from a producing formation to the surface constitutes part of the current operating expenses of a working interest. Such costs include labor, supplies, repairs, maintenance, water injection and disposal costs, allocated overhead charges, workover, insurance and other expenses incidental to production, but exclude lease acquisition or drilling or completion expenses.

Capital Expenditures

For the year ended December 31, 2020, we incurred approximately $159.6 million in drilling and completion capital expenditures. For the year ended December 31, 2020, we drilled 37 gross (25.7 net) wells with an average lateral length of approximately 2.3 miles and completed 45 gross (34.1 net) wells with an average lateral length of approximately 2.4 miles. We turned to sales 49 gross (36.5 net) wells with an average lateral length of approximately 2.4 miles. In addition, we incurred approximately $16.9 million of leasehold and surface acreage additions.

Our 2021 capital budget for the drilling and completion of operated and non-operated wells is approximately $140 million to $180 million, substantially all of which we intend to allocate to the Core DJ Basin. We expect to drill 34 gross operated wells, complete 49 gross operated wells and turn-in-line 44 gross operated wells. Our 2021 capital budget anticipates a one-rig drilling program we expect to operate most of the year.

The amount and timing of these capital expenditures is within our control and subject to our management’s discretion. We retain the flexibility to defer or accelerate a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil, natural gas and NGL, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. Any postponement or elimination of our development drilling program could result in a reduction of proved reserve volumes and related standardized measure. These risks could materially affect our business, financial condition and results of operations.

Adjusted EBITDAX

Adjusted EBITDAX is not a measure of net income (loss) as determined by GAAP. Adjusted EBITDAX is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDAX as net loss adjusted for certain cash and non-cash items, including depletion, depreciation, amortization and accretion (DD&A), impairment of long lived assets, non-recurring charges in other operating expenses, exploration and abandonment expenses, (gain) loss on sale of property and equipment, commodity derivatives (gain) loss, settlements on commodity derivative instruments, premiums paid for derivatives that settled during the period, stock-based compensation expense, amortization of debt issuance costs, interest expense, gain on repurchase of senior notes, income tax benefit, loss on deconsolidation of Elevation Midstream, LLC and reorganization items, net. Adjusted EBITDAX is also used to evaluate the performance of reportable segments. See Note 18 — Segment Information in Part II, Item 8 of this Annual Report for more information regarding the EBITDAX of reportable segments.

Management believes Adjusted EBITDAX is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDAX because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDAX should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP or as an indicator of our operating performance. Certain items excluded from Adjusted EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital, hedging strategy and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDAX. Our computations of Adjusted EBITDAX may not be comparable to other similarly titled measure of other companies. We believe that Adjusted EBITDAX is a widely followed measure of operating performance. Additionally, our management team believes Adjusted EBITDAX is useful to an investor in evaluating our financial performance because this measure (i) is widely used by investors in the oil and natural gas industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, among other factors; (ii) helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure; and (iii) is used by our management team for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting.

The following table presents a reconciliation of the GAAP financial measure net loss to Adjusted EBITDAX for each of the periods indicated (in thousands).

	For the Year Ended
	December 31,
	2020	2019
Reconciliation of Net Loss to Adjusted EBITDAX:
Net Loss	$(1,267,534)	$(1,367,420)
Add back:
Depletion, depreciation, amortization and accretion	332,319	524,537
Impairment of long lived assets	208,463	1,337,996
Other operating expenses	79,615	—
Exploration and abandonment expenses	258,932	88,794
(Gain) loss on sale of property and equipment	(122)	421
Commodity derivative (gain) loss	(164,968)	37,107
Settlements on commodity derivative instruments	188,822	(5,790)
Premiums paid for derivatives that settled during the period	—	(18,929)
Stock-based compensation expense	6,511	43,954
Amortization of debt issuance costs	3,685	5,482
Interest expense	53,458	84,236
Gain on repurchase of 2026 Senior Notes	—	(10,486)
Income tax benefit	—	(109,176)
Loss on deconsolidation of Elevation Midstream, LLC	73,139	—
Reorganization items, net	676,855	—
Adjusted EBITDAX	$449,175	$610,726

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

	Upstream	Midstream	Consolidated
	For the Year Ended December 31, 2020
Cash Flow from Operating Activities
Net cash provided by operating activities	$263,095	$2,880	$265,975
Changes in current assets and liabilities	(695,436)	(1,907)	(697,343)
Discretionary Cash Flow	$(432,341)	$973	$(431,368)

Cash Flow from Investing Activities
Net cash used in investing activities	$(239,261)	$(5,840)	$(245,101)
Change in accounts payable and accrued liabilities related to capital expenditures	74,247	2,210	76,457
Adjusted Cash Flow used in Investing	$(165,014)	$(3,630)	$(168,644)

Other Non-Recurring Adjustments (1)	$1,729	$—	$1,729
Other Non-Recurring Adjustments (2)	$582,439	$—	$582,439

Free Cash Flow	$(13,187)	$(2,657)	$(15,844)

	Upstream	Midstream	Consolidated
	For the Year Ended December 31, 2019
Cash Flow from Operating Activities
Net cash provided by operating activities	$554,171	$3,786	$557,957
Changes in current assets and liabilities	10,589	829	11,418
Discretionary Cash Flow	$564,760	$4,615	$569,375

Cash Flow from Investing Activities
Net cash used in investing activities	$(623,506)	$(226,647)	$(850,153)
Change in accounts payable and accrued liabilities related to capital expenditures	23,372	428	23,800
Adjusted Cash Flow used in Investing	$(600,134)	$(226,219)	$(826,353)

Other Non-Recurring Adjustments (1)	$16,496	$—	$16,496

Free Cash Flow	$(18,878)	$(221,604)	$(240,482)

(1) Amount incurred for the construction of our field office that is included in other property and equipment in our consolidated statements of cash flows.
(2) Amount of accrued damages for rejected and settled contracts within changes in current assets and liabilities on the consolidated statements of cash flows.

Items Affecting the Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

•During the Chapter 11 Cases, our financial results have been volatile as restructuring activities and expenses, contract terminations and rejections and claims assessments significantly impacted our financial results. For the year ended December 31, 2020, we incurred $676.9 million of reorganization items net as compared to none in 2019. As a result, our historical financial performance is likely not indicative of financial performance after the date of the bankruptcy filing. The Company emerged from the Chapter 11 proceedings on January 20, 2021, however claim assessments will continue for months longer.

•Elevation Midstream, LLC was deconsolidated as of March 16, 2020 and accounted for as an equity method investment. We elected the fair value option to remeasure the Elevation Midstream, LLC equity method investment and determined it had no fair value. We recorded a $73.1 million loss on deconsolidation of Elevation Midstream, LLC in the consolidated statements of operations for the year ended December 31, 2020. Please see Note 1 — Business and Organization — Deconsolidation of Elevation Midstream, LLC in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for information related to the deconsolidation of Elevation Midstream, LLC.

•For the years ended December 31, 2020 and 2019 we recognized $194.3 million and $1.3 billion, respectively, in impairment expense on our oil and gas properties related to assets in our Core DJ Basin field and to a much lesser extent in our northern field.

•For the years ended December 31, 2020 and 2019, respectively, exploration and abandonment expenses increased primarily due to the abandonment of $253.1 million and $73.7 million of unproved properties.

Historical Results of Operations and Operating Expenses

Oil, Natural Gas and NGL Sales Revenues, Operating Expenses and Other Income (Expense)

For components of our revenues, operating expenses, other income (expense) and net income (loss), please see our consolidated statements of operations in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report. The following table provides a summary of our sales volumes, average prices and operating expenses on a per BOE basis for the periods indicated:

	For the Year Ended
	December 31,
	2020	2019
Sales (MBoe): (1)	32,540	32,385
Oil sales (MBbl)	12,543	15,436
Natural gas sales (MMcf)	72,311	64,710
NGL sales (MBbl)	7,945	6,164
Sales (BOE/d): (1)	88,907	88,728
Oil sales (Bbl/d)	34,270	42,291
Natural gas sales (Mcf/d)	197,570	177,288
NGL sales (Bbl/d)	21,708	16,889
Average sales prices: (2)
Oil sales (per Bbl) (3)	$30.50	$46.74
Oil sales with derivative settlements (per Bbl) (3)	37.15	45.16
Natural gas sales (per Mcf)	1.34	1.68
Natural gas sales with derivative settlements (per Mcf)	1.47	1.68
NGL sales (per Bbl)	9.72	12.18
Average price (per BOE) (3)	17.10	27.96
Average price with derivative settlements (per BOE) (3)	19.95	27.19
Expense per BOE: (1)
Lease operating expenses	$2.39	$3.00
Transportation and gathering	4.26	1.64
Production taxes	0.89	2.11
Exploration and abandonment expenses	7.96	2.74
Depletion, depreciation, amortization, and accretion	10.21	16.20
General and administrative expenses	1.70	3.05
Cash general and administrative expenses	1.50	1.69
Stock-based compensation	0.20	1.36
Total operating expenses per BOE (4)	27.41	28.74

Production taxes as a percentage of revenue	5.2%	7.5%

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
(3)Includes amounts allocated to a satisfied performance obligation, recognized within oil sales for the years ended December 31, 2020 and December 31, 2019, pursuant to ASC 606, Revenue Recognition.
(4)Excludes midstream operating expenses, impairment of long lived assets, gain on sale of property and equipment and other operating expenses.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Oil sales revenues. Crude oil sales revenues decreased by $338.9 million to $382.5 million for the year ended December 31, 2020 as compared to crude oil sales of $721.4 million for the year ended December 31, 2019. A decrease in sales volumes between these periods contributed to a $135.2 million negative impact, and a decrease in crude oil prices contributed a $203.7 million negative impact. Additionally, for the year ended December 31, 2020 crude oil revenue decreased by approximately $12.3 million as compared to a crude oil revenue decrease of approximately $24.7 million for the year ended December 31, 2019 due to a contract term impacting the amount of consideration that can be included in the transaction price which reduced oil sales revenue pursuant to ASC 606.

For the year ended December 31, 2020, our crude oil sales averaged 34.3 MBbl/d. Our crude oil sales volumes decreased 19% to 12,543 MBbl for the year ended December 31, 2020 compared to 15,436 MBbl for the year ended December 31, 2019. The volume decrease was primarily due to the natural decline of our existing producing properties, which was partially offset by an increase in production from the completion of 45 wells during the year ended December 31, 2020.

The average price we realized on the sale of crude oil was $30.50 per Bbl for the year ended December 31, 2020 compared to $46.74 per Bbl for the year ended December 31, 2019, primarily due to changes in market prices for crude oil and the $12.3 million and $24.7 million decrease of crude oil revenue explained above.

Natural gas sales revenues.  Natural gas sales revenues decreased by $12.2 million to $96.7 million for the year ended December 31, 2020 as compared to natural gas sales revenues of $108.9 million for the year ended December 31, 2019. An increase in sales volumes between these periods contributed a $12.8 million positive impact, while a decrease in natural gas prices contributed a $25.0 million negative impact.

For the year ended December 31, 2020, our natural gas sales averaged 197.6 MMcf/d. Natural gas sales volumes increased by 12% to 72,311 MMcf for the year ended December 31, 2020 as compared to 64,710 MMcf for the year ended December 31, 2019. The volume increase was primarily due to the completion of 45 gross wells for the year ended December 31, 2020. The increased production from these new wells was partially offset by the natural decline of our existing producing properties.

The average price we realized on the sale of our natural gas was $1.34 per Mcf for the year ended December 31, 2020 compared to $1.68 per Mcf for the year ended December 31, 2019, primarily due to capacity constraints in transporting the wet gas associated with crude oil production coupled with a negative commodity price environment due to oversupply and a decrease in demand.

NGL sales revenues.  NGL sales revenues increased by $2.1 million to $77.2 million for the year ended December 31, 2020 as compared to NGL sales revenues of $75.1 million for the year ended December 31, 2019. An increase in sales volumes between these periods contributed a $21.6 million positive impact, while a decrease in price contributed a $19.4 million negative impact.

For the year ended December 31, 2020, our NGL sales averaged 21.7 MBbl/d. NGL sales volumes increased by 29% to 7,945 MBbl for the year ended December 31, 2020 as compared to 6,164 MBbl for the year ended December 31, 2019. The volume increase is primarily due to the completion of 45 gross wells for the year ended December 31, 2020. The increased production from these new wells was partially offset by the natural decline of our existing producing properties. Our NGL sales are directly associated with our natural gas sales because our natural gas volumes are processed by third parties for both residue natural gas sales and NGL sales.

The average price we realized on the sale of our NGL was $9.72 per Bbl for the year ended December 31, 2020 compared to $12.18 per Bbl for the year ended December 31, 2019, primarily due to capacity constraints in transporting the wet gas associated with crude oil production coupled with a negative commodity price environment due to oversupply and a decrease in demand.

Lease operating expenses ("LOE").  Our LOE, decreased by $19.5 million to $77.8 million for the year ended December 31, 2020, from $97.3 million for the year ended December 31, 2019. The decrease in LOE was primarily the result of optimization of our field cost structure during the year ended December 31, 2020. On a per unit basis, LOE decreased to $2.39 per BOE sold for the year ended December 31, 2020 from $3.00 per BOE sold for the year ended December 31, 2019.

Transportation and gathering. Our T&G expense increased by $85.5 million to $138.6 million for the year ended December 31, 2020, from $53.1 million for the year ended December 31, 2019. The increase in T&G is primarily attributable to an increase of volumes on a certain gathering system and a change in oil contracts.

On a per unit basis, T&G increased to $4.26 per BOE sold for the year ended December 31, 2020 from $1.64 per BOE sold for the year ended December 31, 2019.

Production taxes.  Our production taxes decreased by $39.2 million to $29.0 million for the year ended December 31, 2020 as compared to $68.2 million for the year ended December 31, 2019. The decrease was attributable to decreased revenue as production taxes are calculated as a percentage of sales revenue. Production taxes as a percentage of sales revenue was 5.2% for the year ended December 31, 2020 as compared to 7.5% for the year ended December 31, 2019. The decrease in production taxes as a percentage of sales revenue relates to a decrease in the estimated ad valorem and severance tax rates and an adjustment to the estimated ad valorem tax payable as of December 31, 2020.

Exploration and abandonment expenses.  Our exploration and abandonment expenses were $258.9 million and $88.8 million for the years ended December 31, 2020 and 2019, respectively. We recognized $4.9 million in expense attributable to the extension of certain leases and $253.1 million in expense attributable to the abandonment of unproved properties for the year ended December 31, 2020. We recognized $12.4 million in expense attributable to the extension of certain leases and $73.7 million in expense attributable to the abandonment of unproved properties for the year ended December 31, 2019.

Depletion, depreciation, amortization and accretion expense.  Our DD&A expense decreased $192.2 million to $332.3 million for the year ended December 31, 2020 as compared to $524.5 million for the year ended December 31, 2019. This decrease was due to an impairment of $1.3 billion of proved oil and gas properties that occurred during the fourth quarter of 2019. On a per unit basis, DD&A expense decreased from $16.20 per BOE for the year ended December 31, 2019 to $10.21 per BOE for the year ended December 31, 2020.

Impairment of long lived assets.  For the year ended December 31, 2020, our impairment expense was $208.5 million, related to the impairment of other property and equipment, well equipment inventory, and the impairment of oil and gas properties in our Core DJ Basin field as the field’s fair values did not exceed the carrying amounts associated with our proved oil and gas properties. For the year ended December 31, 2019, our impairment expense was $1.3 billion. We recognized $14.5 million related to impairment of the proved oil and gas properties in our northern field and $1.3 billion of impairment expense was recognized for the year ended December 31, 2019 on proved oil and gas properties in our Core DJ Basin field.

(Gain) loss on sale of property and equipment and assets of unconsolidated subsidiary.  Our gain on the sale of insignificant property was $0.1 million for the year ended December 31, 2020, as compared to a $0.4 million loss for the year ended December 31, 2019, which was related to our March 2019 Divestiture, August 2019 Divestiture and December 2019 Divestitures.

General and administrative expenses (“G&A”).  General and administrative expenses decreased by $43.6 million to $55.2 million for the year ended December 31, 2020 as compared to $98.8 million for the year ended December 31, 2019. This decrease was primarily due to a decrease of $37.6 million in stock based compensation and a decrease in employed workforce of 61%, or 198 employees during the year ended December 31, 2020 compared to the year ended December 31, 2019. On a per unit basis, G&A expenses decreased by $1.35 per BOE from $3.05 per BOE sold for the year ended December 31, 2019 to $1.70 per BOE sold for the year ended December 31, 2020.

Our G&A expenses include the non-cash expense for stock-based compensation for equity awards granted to our employees and directors. For the year ended December 31, 2020, stock-based compensation expense was $6.4 million as compared to stock-based compensation expense of $44.0 million for the year ended December 31, 2019. On a per unit basis, stock-based compensation decreased $1.16 per BOE from $1.36 per BOE sold for the year ended December 31, 2019 to $0.20 per BOE sold for the year ended December 31, 2020.

Other operating expenses. Other operating expenses were $79.6 million for the year ended December 31, 2020. This amount is made up of a $46.8 million loss contingency related to an alleged breach in contract, $4.2 million of accrued interest related to the aforementioned breach in contract, a $13.2 million early termination fee related to the termination of our crude oil marketing contract, $7.6 million incurred due to workforce reductions, $4.1 million incurred in production tax interest expense, a $2.4 million early termination fee related to the termination of a drilling rig contract, and $1.3 million in expenses related to legal accruals and other.

Commodity derivative gain (loss).  Primarily due to the unwinding of trades due to the commencement of the Chapter 11 Cases, coupled with the decrease in NYMEX crude oil futures prices at December 31, 2020 as compared to December 31, 2019 and change in fair value from the execution of new positions, we incurred a net gain on our commodity derivatives of $165.0 million for the year ended December 31, 2020. Primarily due to the increase in NYMEX crude oil futures prices at December 31, 2019 as compared to December 31, 2018 and change in fair value from the execution of new positions, we incurred a net loss on our commodity derivatives of $37.1 million. These gains and losses are a result of our hedging program, which is used to mitigate our exposure to commodity price fluctuations. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program in the future. Therefore, we expect our net income (loss) to reflect the volatility of commodity price forward markets. Our cash flow will only be affected upon settlement of the transactions at the current market prices at that time. For the years ended December 31, 2020 and 2019, we received and paid cash settlements of commodity derivatives totaling $188.8 million and $5.8 million, respectively.

Loss on deconsolidation of Elevation Midstream, LLC. On March 16, 2020, we deconsolidated Elevation Midstream, LLC. Upon deconsolidation, we elected the fair value option to remeasure the Elevation equity method investment and determined it had no fair value. The Company recorded a $73.1 million loss on deconsolidation of Elevation Midstream, LLC in the consolidated statements of operations for the year ended December 31, 2020.

Reorganization items, net. Due to the commencement of the Chapter 11 Cases during the second quarter of 2020, we have incurred and will continue to incur significant costs associated with our reorganization, primarily from damages for rejected or settled contracts and legal and professional fees. For the year ended December 31, 2020, we recognized $676.9 million in reorganization items. No reorganization items were recognized during the same period in the preceding year. Please see Note 6 — Reorganization Items, Net in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

Interest expense.  Interest expense consists of interest expense on our long-term debt and debt issuance costs, net of capitalized interest. For the year ended December 31, 2020, we recognized interest expense of approximately $57.1 million as compared to $79.2 million for the year ended December 31, 2019, as a result of borrowings under our Prior Credit Facility, our DIP Credit Facility, our 2024 Senior Notes, our 2026 Senior Notes, and the amortization of other debt issuance costs.

We incurred interest expense for the year ended December 31, 2020 of approximately $58.8 million related to our 2024 Senior Notes, 2026 Senior Notes, Prior Credit Facility and DIP Credit Facility. We incurred interest expense for the year ended December 31, 2019 of approximately $91.5 million related to our 2024 Senior Notes, 2026 Senior Notes and Prior Credit Facility. Also included in interest expense for the years ended December 31, 2020 and 2019 was the amortization of debt issuance costs of $3.7 million and $5.5 million, respectively, and a gain on the sale of extinguishment of debt of $10.5 million for the year ended December 31, 2019. For the years ended December 31, 2020 and 2019, we capitalized interest expense of $5.3 million and $7.2 million, respectively.

Income tax (expense) benefit.  We recorded no income tax expense (benefit) for the year ended December 31, 2020 resulting in an effective tax rate of approximately zero. We recorded an income tax benefit of approximately $109.2 million for the year ended December 31, 2019 resulting in an effective tax rate of approximately 7.4%. Our effective tax rate for 2020 and 2019 differs from the U.S. statutory income tax rate of 21% primarily due to the effects of state income taxes, estimated permanent taxable differences, nondeductible stock-based compensation, and the recording of a valuation allowance against deferred tax assets.

Gathering and facilities segment. Prior to March 31, 2020, we had two operating segments, (i) the exploration, development and production of oil, natural gas and NGL (the “exploration and production segment”) and (ii) the construction, operation and support of midstream assets to gather and process crude oil and gas production (the “gathering and facilities segment”). Please see Note 1 — Business and Organization — Deconsolidation of Elevation Midstream, LLC in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for further information related to the deconsolidation of Elevation Midstream, LLC. After March 31, 2020, Extraction began reporting as a single reportable segment.

Our consolidated statements of operations for the year ended December 31, 2020 contains the following amounts, which were incurred during the first quarter of 2020. The gathering and facilities segment had revenues of $6.0 million and direct operating expenses of $3.9 million. General and administrative expenses were $0.7 million and depreciation expense was $1.1 million as the gathering facility was placed into service during the fourth quarter of 2019. Please see Note 18 — Segments in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

Our consolidated statements of operations for the year ended December 31, 2019 contains the following amounts. The gathering and facilities segment had revenues of $6.9 million and direct operating expenses of $2.3 million. General and administrative expenses were $4.6 million and depreciation expense was $1.4 million as the gathering facility was placed into service during the fourth quarter of 2019.

Liquidity and Capital Resources

Chapter 11 Cases and Effect of Automatic Stay

On June 14, 2020, we filed for relief under Chapter 11 of the Bankruptcy Code. The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Prior Credit Agreement (defined below) and the indentures governing our Senior Notes, resulting in the automatic and immediate acceleration of all of our outstanding debt under the Prior Credit Agreement and the Senior Notes. Any efforts to enforce payment obligations related to the acceleration of our debt were automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. On June 14, 2020, we also entered into the Restructuring Support Agreement (“RSA”) with certain holders of our Senior Notes to support a restructuring in accordance with the terms set forth therein. As more fully disclosed in Note 1 — Business and Organization and Note 8 — Long-Term Debt in Part II, Item 8. Financial Information and Supplementary Data of this Annual Report, the RSA contemplated a financial restructuring which would provide for the treatment of holders of certain claims and existing equity interests. The Plan, which included substantially all terms set forth in the RSA, was approved by the Bankruptcy Court on December 23, 2020 and we emerged from bankruptcy on January 20, 2020.

We continued operations in the ordinary course for the duration of the Chapter 11 Cases funding operations with our DIP Credit Facility (as defined in Note 8 — Long-Term Debt in Part II, Item 8. Financial Information and Supplementary Data of this Annual Report along with all capitalized debt terms in this paragraph). Upon emergence from bankruptcy, our Prior Credit Facility and DIP Credit Facility were paid off and we obtained a RBL Credit Facility discussed below.

As a result of the Chapter 11 Cases, our total available liquidity as of December 31, 2020 consisted of cash on hand of $205.9 million and $11.5 million of availability on the DIP Credit Facility. With this liquidity and funds generated from ongoing operations, we funded cash requirements throughout 2020 during the Chapter 11 proceedings. As such, we paid and expect to continue paying vendor and royalty obligations according to the terms of our current contracts.

Sources of Liquidity and Capital Resources

Historically, our primary sources of liquidity have been borrowings under our Prior Credit Facility, proceeds from notes offerings and preferred stock offerings, equity provided by investors, including our management team, cash from issuance of preferred stock, and cash flows from divestitures and from the sale of oil, gas and NGL production. Our primary uses of capital have been for the acquisition of oil and gas properties to increase our acreage position, as well as development and exploration of oil and gas properties. As of December 31, 2020, our DIP Credit Facility borrowings were $106.7 million, with $75.0 million total outstanding including amounts that were rolled over from the Prior Credit Facility. Our Prior Credit Facility borrowings were $453.7 million and $470.0 million at December 31, 2020, and December 31, 2019, respectively. We had senior notes totaling $1.1 billion outstanding at December 31, 2020 and December 31, 2019. We also have other contractual commitments, which are described in Note 16 — Commitments and Contingencies in Part II, Item 8. Financial Information and Supplementary Data of this Annual Report.

Upon emergence from bankruptcy on January 20, 2021 indebtedness under our 2024 and 2026 Senior Notes was discharged in exchange for equity as is explained in Note 1 — Business and Organization in Part II, Item 8. Financial Information and Supplementary Data of this Annual Report. Our Prior Credit Facility and DIP Credit Facility were paid off, terminated and replaced by our RBL Credit Facility that has a maximum commitment of $1.0 billion with an initial borrowing base and current elected lending commitments of $500.0 million. The borrowing base will be redetermined semiannually on or around May 1 and November 1 of each year, with one interim “wildcard” redetermination available to us and our administrative agent between scheduled redeterminations during any 12-month period. The next scheduled redetermination will be on or around May 1, 2021.

As of the date of this filing, we have drawn $253.7 million on the RBL Credit Facility. Total funds available for borrowing under our RBL Credit Facility, after giving effect to an aggregate of $0.5 million of undrawn letters of credit, were $245.8 million as of the date of this filing.

We enter into hedging arrangements to reduce the impact of commodity price volatility on our cash flow from operations, or alternatively, we may decide to unwind or restructure the hedging arrangements we previously entered into. The RBL Credit Agreement requires us to maintain commodity hedges covering a minimum of 65% of our anticipated oil and gas production from PDP reserves for the succeeding twelve months and 50% of our anticipated oil and gas production from PDP reserves for the next succeeding twelve months.

Our 2021 capital budget for the drilling and completion of operated and non-operated wells is approximately $140 million to $180 million, substantially all of which we intend to allocate to the Core DJ Basin. We expect to drill 34 gross operated wells, complete 49 gross operated wells and turn-in-line 44 gross operated wells. Our 2021 capital budget anticipates a one-rig drilling program we expect to operate most of the year.

    We had a Stock Repurchase Program in place that ended in 2019. Spending under this program was $137.0 million and we repurchased 34.1 million shares during the year ended December 31, 2019. We also had a Senior Notes Repurchase Program in place. Spending under this program during the year ended December 31, 2019 was $39.3 million. No common stock or Senior Notes were repurchased during the year ended December 31, 2020.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$265,975	$557,957
Net cash used in investing activities	(245,101)	(850,153)
Net cash provided by financing activities	160,362	89,592

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Net cash provided by operating activities. For the year ended December 31, 2020 as compared to the year ended December 31, 2019, our net cash provided by operating activities decreased by $292.0 million primarily due to a decrease in operating revenues net of expenses of $377.3 million as a result of a decrease in commodity prices and a decrease of $126.3 million related to changes in working capital when excluding the $582.4 million change in accrued damages for rejected and settled contracts. Also, cash paid for reorganization items during 2020 increased $34.4 million. These reductions to cash inflows were partially offset by an increase of $90.5 million in commodity derivative settlement payments, a decrease of $46.1 million in cash paid for interest and a decrease of $6.1 million in cash paid for general and administrative expenses.

Net cash used in investing activities. For the year ended December 31, 2020 as compared to the year ended December 31, 2019, our net cash used in investing activities decreased by $605.1 million primarily due to decreased spending of $385.9 million on oil and gas property additions, $206.7 million on our gathering systems and facilities, $35.4 million on other property and equipment, and $20.0 million on investments in an unconsolidated subsidiary. During 2020, cash received from the sale of property and equipment decreased $41.9 million and cash received from the sale of assets of unconsolidated subsidiary decreased $1.0 million.

Net cash provided by financing activities. For the year ended December 31, 2020 as compared to the year ended December 31, 2019, our net cash provided by financing activities increased by $70.8 million. Net borrowings on the Prior Credit Facility decreased $54.5 million, and no cash was received in 2020 from the issuance of Elevation Preferred Units compared to $99.0 million received during 2019. These decreases were offset by an increase in net borrowings on the DIP Credit Facility of $31.7 million, a decrease in cash spent on payroll withholding taxes of $1.7 million, a decrease in Series A Preferred Stock dividends of $10.9 million, and a decrease of Preferred Unit Issuance costs of $2.5 million during 2020 compared to 2019. Additionally, during 2020 no cash was spent repurchasing common stock and senior notes, but during 2019 cash spent to repurchase common stock was $137.7 million, as result of our Share Repurchase Program, and senior notes was $39.3 million, as a result of our Senior Notes Repurchase Program.

Working Capital

Our working capital deficit at December 31, 2020 was $369.4 million and at December 31, 2019 was $240.8 million. However, as of December 31, 2020, many of our current liabilities in the amount of $279.6 million were classified as liabilities subject to compromise (excluding approximately $1.8 billion of debt, accrued interest, damages for rejected and settled contracts and other). Our cash balances totaled $205.9 million and $32.4 million at December 31, 2020 and 2019, respectively.

Due to the amounts that we incur related to our drilling and completion program and the timing of such expenditures, we may incur working capital deficits in the future. We expect that our cash flows from operating activities and availability under our RBL Credit Facility will be sufficient to fund our working capital needs. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil, natural gas and NGL production will be the largest variables affecting our working capital.

Debt Arrangements

For details of our debt arrangements including our RBL Credit Facility, DIP Credit Facility, Prior Credit Facility, 2024 Senior Notes and 2026 Senior Notes, please see Note 8 — Long-Term Debt in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

Equity Arrangements

For details of our equity arrangements including our Series A Preferred Stock and Elevation Preferred Units, please see Note 12 — Equity in Part II, Item 8. Financial Information and Supplementary Data of this Annual Report.

Commitments, Contingencies and Contractual Obligations

The information responsive to Item 303 (a)(5) of Regulation S-K is not required of smaller reporting companies.

Off-Balance Sheet Arrangements

As of December 31, 2020, we do not have material off-balance sheet arrangements.

Impact of Inflation/Deflation and Pricing

All of our transactions are denominated in U.S. dollars. Typically, as prices for oil and natural gas increase, associated costs rise. Conversely, as prices for oil and natural gas decrease, costs decline. Cost declines tend to lag and may not adjust downward in proportion to decline commodity prices. Historically, field-level prices received for our oil and natural gas production have been volatile. During the year ended December 31, 2020, commodity prices decreased during the first and second quarters and subsequently increased in the third and fourth quarters. During the year ended December 31, 2019, commodity prices decreased during the first quarter, increased in the second quarter, and subsequently decreased in the third quarter and fourth quarter. Changes in commodity prices impact our revenues, estimates of reserves, assessments of any impairment of oil and natural gas properties, as well as values of properties being acquired or sold. Price changes have the potential to affect our ability to raise capital, borrow money, and retain personnel.

Critical Accounting Policies and Estimates

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of assumptions, judgments and estimates include:

(1) oil and gas reserves;
(2) depreciation, depletion, amortization and accretion;
(3) cash flow estimates used in impairment testing of oil and gas proved and unproved properties;
(4) valuation of commodity derivative instruments;
(5) assigning fair value and allocating purchase price in connection with business combinations, including the determination of any resulting goodwill;
(6) asset retirement obligations;
(7) accrued revenue and related receivables;
(8) valuation of stock-based payments,
(9) income taxes, and
(10) bankruptcy proceedings.

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

Ryder Scott estimated all of our proved reserve quantities as of December 31, 2020 and 2019. In connection with Ryder Scott performing their independent reserve estimations, we furnish them with the following information that they review: (1) technical support data, (2) technical analysis of geologic and engineering support information, (3) economic and production data and (4) our well ownership interests.

The following table presents information about proved reserve changes from period to period due to items we do not control, such as price, and from changes due to production history and well performance. These changes do not require a capital expenditure on our part, but may have resulted from capital expenditures we incurred to develop other estimated proved reserves.

	For the Year Ended December 31,
	2020	2019
Revisions resulting from price changes (MBOE)	(27,204)	(18,049)
Revisions resulting from production, performance and other (MBOE)	(60,105)	(72,488)
Total revisions (MBOE)	(87,309)	(90,537)

Declines in oil, natural gas and NGL prices increase the uncertainty as to the impact of commodity prices on our estimated proved reserves. We are unable to predict future commodity prices with any greater precision than the futures market. A prolonged period of depressed commodity prices may have a significant impact on the value and volumetric quantities of our proved reserve portfolio, assuming no other changes to our development plans or costs.

Depreciation, Depletion, Amortization and Accretion

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

Future commodity pricing for oil is based on five-year West Texas Intermediate strip prices, which decreased 14.0% from an average of $53.65/Bbl at December 31, 2019 to an average of $46.14/Bbl at December 31, 2020. Future commodity pricing for natural gas is based on five-year Henry Hub strip prices, which increased 4.9% from an average of $2.42/MMBtu at December 31, 2019 to an average of $2.54/MMBtu at December 31, 2020. Future commodity pricing for NGLs is based on five-year WTI strip prices, which decreased 10.7% from an average of $14.40/Bbl at December 31, 2019 to an average of $12.85/Bbl at December 31, 2020.

Our impairment analysis requires us to apply judgment in identifying impairment indicators and estimating future cash flows of our oil and gas properties. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to an impairment charge.

For the year ended December 31, 2020, our impairment expense related to oil and gas properties was $197.9 million. We recognized $3.6 million related to impairment of the proved oil and gas properties in our northern field and $194.3 million related to assets in one of our Core DJ Basin fields, as the fields’ fair values did not exceed the carrying amounts associated with our proved oil and gas properties. For the year ended December 31, 2019, our impairment expense was $1.3 billion. We recognized $14.5 million related to impairment of the proved oil and gas properties in our northern field and $1.3 billion related to assets in one of our Core DJ Basin fields as the fields’ fair values did not exceed the carrying amounts associated with our proved oil and gas properties.

Forward commodity prices and estimates of future production play a significant role in determining impairment of proved oil and gas properties. As a result of lower commodity prices and their impact on our estimated future cash flows, we will continue to review our proved oil and gas properties for impairment. After our fourth quarter 2020 impairment charges in two of our Core DJ Basin fields at December 31, 2020, the carrying value of our oil and gas properties exceeded our expected undiscounted future cash flows for proved and risk-adjusted probable and possible reserves by approximately $56.8 million and $340.3 million, in each field. After our fourth quarter 2019 impairment charges in two of our Core DJ Basin fields at

December 31, 2019, the carrying value of our oil and gas properties exceeded our expected undiscounted future cash flows for proved and risk-adjusted probable and possible reserves by approximately $33.8 million and $1.2 billion, in each field. At December 31, 2018, our expected undiscounted future cash flows exceeded the carrying value of our proved oil and gas properties by approximately $0.8 billion, or 30%.

Abandonment of Unproved Oil and Gas Properties

Unproved oil and gas properties consist of costs to acquire unevaluated leases as well as costs to acquire unproved reserves. We evaluate significant unproved oil and gas properties for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage. When successful wells are drilled on undeveloped leaseholds, unproved property costs are reclassified to proved properties and depleted on a unit-of-production basis. Impairment expense and lease extension payments for unproved properties is reported in exploration and abandonment expenses in the consolidated statements of operations. As a result of the abandonment of unproved properties, we recognized $253.1 million and $73.7 million in abandonment expense for the years ended December 31, 2020 and 2019, respectively. To the extent we do not elect to renew current leases, we expect further abandonment charges in 2021.

Commodity Derivative Instruments

We have entered into commodity derivative instruments utilizing swaps to reduce the effect of price changes on a portion of our future oil and natural gas production. For a description of our derivative instruments that we utilize and a summary of our open commodity derivative contracts as of December 31, 2020, please see Note 9 — Commodity Derivative Instruments in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

The commodity derivative instruments are measured at fair value and are included in the accompanying consolidated balance sheets as commodity derivative assets or liabilities. We have not designated any of the derivative contracts as fair value or cash flow hedges. Therefore, we do not apply hedge accounting to the commodity derivative instruments. Net gains and losses on commodity derivative instruments are recorded based on the changes in the fair values of the derivative instruments. Net gains and losses on commodity derivative instruments are recorded in the commodity derivative gain (loss) line on the consolidated statements of operations. Our cash flow is only impacted when the actual settlements under the commodity derivative contracts result in making or receiving a payment to or from the counterparty. These settlements under the commodity derivative contracts are reflected as operating activities in our consolidated statements of cash flows.

Our valuation estimate takes into consideration the counterparties’ credit worthiness, our credit worthiness, and the time value of money. The consideration of the factors results in an estimated exit-price for each derivative asset or liability under a market participant’s view. We believe that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing commodity derivative instruments. Please see “—How We Evaluate Our Operations—Derivative Arrangements.”

Accounting for Business Combinations

We account for all of our business combinations using the acquisition method, which is the only method permitted under ASC 805, Business Combinations, and involves the use of significant judgment. In connection with a business combination, the acquiring company must allocate the cost of the acquisition to assets acquired and liabilities assumed based on fair values as of the acquisition date. Any excess or shortage of amounts assigned to assets and liabilities over or under the purchase price is recorded as a gain on bargain purchase or goodwill. The amount of goodwill or gain on bargain purchase recorded in any particular business combination can vary significantly depending upon the values attributed to assets acquired and liabilities assumed.

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

Revenue Recognition

Revenue from the sale of oil, natural gas and NGLs is recognized in accordance with ASC 606 - Revenue from Contracts with Customers five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To account for producer imbalances, we recognize revenues on all sales of oil, natural gas and NGLs to third party customers regardless of their ownership percentage and adjust the underlifter or overlifter’s claim on the asset’s remaining reserves. In other words, revenue is recorded based on our share of volume sold, regardless of whether we have taken our proportional share of volume produced. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves. We receive payment one to three months after delivery. At the end of each month, we estimate the amount of production delivered to purchasers and the price we will receive. Variances between our estimates and the actual amounts received are recorded in the month payment is received. A 10% change in our revenue accrual would have impacted total operating revenues by approximately $6.3 million and $10.5 million for the years ended December 31, 2020 and 2019, respectively.

Stock-Based Payments

We granted awards under the 2016 LTIP and 2021 LTIP (as defined in Note 14 — Stock-Based Compensation in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report) to certain directors, officers and employees, including stock options, restricted stock units, performance stock awards, performance stock units, performance cash awards and cash awards which therefore required us to recognize the expense in our consolidated financial statements.

All stock-based payments to employees are measured at fair value on the grant date and expensed over the relevant service period. The fair value of stock option awards is determined by using the Black-Scholes option pricing model. The fair value of the PSAs was measured at the grant date with a stochastic process method using a Monte Carlo simulation. All stock-based payment expense is recognized using the straight-line method and is included within general and administrative expenses in the consolidated statements of operations and stock-based compensation in the consolidated statements of cash flows. Forfeitures are recorded as they occur. Please refer to Note 14 — Stock-Based Compensation in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for additional discussion on stock-based payments.

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating loss and tax credit carry forwards. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The tax returns and the amount of taxable income or loss are subject to examination by federal and state taxing authorities.

We periodically assess whether it is more likely than not that the Company will generate sufficient taxable income to realize its deferred income tax assets, including NOLs. In making this determination, we consider all the available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. We believe it is more likely than not that the benefit from NOL carryforwards will not be fully realized. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We do not currently have uncertain tax positions.

The CARES Act provides relief to corporate taxpayers by permitting a five year carryback of 2018-2020 NOLs, removing the 80% limitation on the carryback of those NOLs, increasing the Section 163(j) 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020 as well as allowing 2019 adjusted taxable income to be utilized for 2020 limitation purposes, and accelerating refunds for minimum tax credit carryforwards, along with a few other provisions.

Bankruptcy Proceedings

Effective June 14, 2020, as a result of the filing of the Chapter 11 Cases, we began accounting and reporting according to ASC Topic 852 — Reorganizations in preparing our consolidated financial statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain professional fees, damages from rejected and settled contracts incurred in the bankruptcy proceedings, including losses related to executory contracts that were approved for rejection by the Bankruptcy Court, and unamortized deferred financing costs associated with debt classified as liabilities subject to compromise, are recorded in reorganization items, net on our accompanying consolidated statements of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on our consolidated balance sheets as of December 31, 2020 as liabilities subject to compromise. These liabilities are reported at the amounts we anticipate will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. Please refer to Note 2 — Basis of Presentation and Significant Accounting Policies — Significant Accounting Policies in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

Recent Accounting Pronouncements

Please refer to Note 2 — Basis of Presentation and Significant Accounting Policies — Recent Accounting Pronouncements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information responsive to Item 305 of Regulation S-K is not required of smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXTRACTION OIL & GAS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Extraction Oil & Gas, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Extraction Oil & Gas, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, of changes in stockholders’ equity (deficit) and noncontrolling interest and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

The Impact of Proved Oil, Natural Gas, and Natural Gas Liquids (NGL) Reserves on Net Oil and Gas Properties

As described in Note 3 to the consolidated financial statements, the Company’s consolidated proved oil and gas properties balance was $4,743.5 million as of December 31, 2020, and depletion, depreciation, amortization and accretion expense was $332.3 million for the year ended December 31, 2020. As disclosed by management, estimates of proved reserves are based on the quantities of oil, natural gas and NGL, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The accuracy of reserve estimates is a function of the quality and quantity of available data; interpretation of that data; accuracy of various mandated economic assumptions; and judgment of the independent reserve engineer. The Company follows the successful efforts method of accounting for oil and gas properties. Under this method of accounting, all property acquisition costs and development costs are capitalized when incurred and depleted on a units-of-production basis over the remaining life of proved reserves and proved developed reserves, respectively. Oil, natural gas and NGL reserve estimates require significant judgments in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may change substantially over time as a result of numerous factors including, but not limited to, additional development activity, production history, projected future production, economic assumptions relating to commodity prices, operating expenses, severance and other taxes, capital expenditures and remediation costs and these estimates are inherently uncertain. Independent petroleum engineers prepare a reserve and economic evaluation of all of the Company’s properties on a well-by-well basis.

The principal considerations for our determination that performing procedures relating to the impact of proved oil, natural gas, and NGL reserves on net oil and gas properties is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when developing the estimates of proved oil, natural gas and NGL reserves, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the data, methods, and assumptions used by management and its specialists in developing the estimates of proved oil, natural gas, and NGL reserves and the assumptions applied to the data related to the projected future production, commodity prices, future development costs, and operating expenses.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of proved oil, natural gas, and NGL reserves. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the data used by the specialists, and an evaluation of the specialists’ findings. These procedures also included, among others, testing the completeness and accuracy of data related to commodity prices, future development costs, and operating expenses. Additionally, these procedures included evaluating whether the assumptions applied to the data related to projected future production, commodity prices, future development costs, and operating costs were reasonable considering the past performance of the Company.

Impairment Assessments of Certain Net Oil and Gas Properties

As described in Notes 2, 3, and 11 to the consolidated financial statements, as of December 31, 2020, the Company’s proved crude oil and gas properties were approximately $4,743.5 million, which includes impairment expense related to oil and gas properties of $197.9 million for the year then ended. Proved oil and gas properties are reviewed for impairment annually or when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such property. For all of its fields, the Company estimates the expected future cash flows of its oil and gas properties and compares these undiscounted cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will write down the carrying amount of the oil and gas properties to fair value. To determine fair value, the Company uses an income approach analysis based on the net discounted future cash flows of proved property. The Company calculates the estimated fair values of its proved property oil and gas assets using a discounted future cash flow model. Significant inputs associated with the calculation of discounted future net cash flows include estimates of (i) recoverable reserves, (ii) future operating and development costs, (iii) future commodity prices, and (iv) a market-based weighted average cost of capital. The Company recognized $3.6 million related to impairment of the proved oil and gas properties in the Company’s northern field and $194.3 million related to assets in one of the Company’s Core DJ Basin fields, as the fields’ fair values did not exceed the carrying amounts associated with the proved oil and gas properties.

The principal considerations for our determination that performing procedures relating to the impairment assessments of certain net oil and gas properties is a critical audit matter are (i) the significant judgment by management when developing the undiscounted and net discounted future cash flow analyses for the impairment assessments, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assumptions related to recoverable reserves, future operating and development costs, future commodity prices, and the market-based weighted average cost of capital, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the undiscounted and net discounted future cash flow analyses; (ii) evaluating the appropriateness of the undiscounted and net discounted cash flow analyses; (iii) testing the completeness and accuracy of the underlying data used in the models; and (iv) evaluating the significant assumptions used by management related to recoverable reserves, future operating and development costs, future commodity prices, and the market-based weighted average cost of capital. Evaluating the reasonableness of management’s assumptions related to (i) future operating and development costs involved consideration of the past and anticipated performance of the Company and (ii) future commodity prices involved consideration of observable market data. The work of specialists was used in performing the procedures to evaluate the reasonableness of the recoverable reserves, as stated in the Critical Audit Matter titled “The Impact of Proved Oil, Natural Gas, and Natural Gas Liquids (NGL) Reserves on Net Oil and Gas Properties”. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the data used by the specialists and an evaluation of the specialists’ findings. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the market-based weighted average cost of capital.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
March 18, 2021

We have served as the Company’s auditor since 2014.

EXTRACTION OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
(Debtor-In-Possession)
(In thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$205,890	$32,382
Accounts receivable, net
Trade	13,266	32,009
Oil, natural gas and NGL sales	63,429	105,103
Inventory, prepaid expenses and other	36,382	36,702
Commodity derivative asset	6,971	17,554
Total Current Assets	325,938	223,750
Property and Equipment (successful efforts method), at cost:
Proved oil and gas properties	4,743,463	4,530,934
Unproved oil and gas properties	220,380	524,214
Wells in progress	129,058	149,733
Less: accumulated depletion, depreciation, amortization and impairment charges	(3,459,689)	(2,985,983)
Net oil and gas properties	1,633,212	2,218,898
Gathering systems and facilities, net of accumulated depreciation—Note 2	—	315,777
Other property and equipment, net of accumulated depreciation and impairment charges—Note 2	56,701	72,542
Net Property and Equipment	1,689,913	2,607,217
Non-Current Assets:
Commodity derivative asset	—	13,229
Other non-current assets	9,348	82,761
Total Non-Current Assets	9,348	95,990
Total Assets	$2,025,199	$2,926,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$80,082	$190,864
Revenue payable	49,376	108,493
Production taxes payable	2,595	115,489
Commodity derivative liability	2,147	1,998
Accrued interest payable	692	20,625
Asset retirement obligations	—	27,058
DIP Credit Facility—Note 8	106,727	—
Prior Credit Facility—Note 8	453,747	—
Total Current Liabilities	695,366	464,527
Non-Current Liabilities:
Prior Credit Facility—Note 8	—	470,000
Senior Notes, net of unamortized debt issuance costs—Note 8	—	1,085,777
Production taxes payable	33,627	98,740
Commodity derivative liability	—	108
Other non-current liabilities	—	54,579
Asset retirement obligations	—	68,850
Total Non-Current Liabilities	33,627	1,778,054
Liabilities Subject to Compromise	2,143,497	—
Total Liabilities	2,872,490	2,242,581
Commitments and Contingencies—Note 16
Series A Convertible Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 185,280 issued and outstanding	191,754	175,639
Stockholders’ Equity (Deficit):
Common stock, $0.01 par value; 900,000,000 shares authorized; 136,588,900 and 137,657,922 issued and outstanding, respectively	1,336	1,336
Treasury stock, at cost, 38,859,078 shares	(170,138)	(170,138)
Additional paid-in capital	2,140,499	2,156,383
Accumulated deficit	(3,010,742)	(1,743,208)
Total Extraction Oil & Gas, Inc. Stockholders’ Equity (Deficit)	(1,039,045)	244,373
Noncontrolling interest—Note 12	—	264,364
Total Stockholders’ Equity (Deficit)	(1,039,045)	508,737
Total Liabilities and Stockholders’ Equity	$2,025,199	$2,926,957

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Debtor-In-Possession)
(In thousands, except per share data)

	For the Year Ended December 31,
	2020	2019	2018
Revenues:
Oil sales	$382,526	$721,429	$840,687
Natural gas sales	96,701	108,873	105,629
NGL sales	77,204	75,072	114,427
Gathering and compression	1,473	1,261	—
Total Revenues	557,904	906,635	1,060,743
Operating Expenses:
Lease operating expenses	77,836	97,254	79,413
Midstream operating expenses	3,935	2,258	—
Transportation and gathering	138,552	53,140	39,411
Production taxes	29,038	68,182	90,345
Exploration and abandonment expenses	258,932	88,794	31,611
Depletion, depreciation, amortization and accretion	332,319	524,537	435,775
Impairment of long lived assets and goodwill	208,463	1,337,996	70,928
(Gain) loss on sale of property and equipment and assets of unconsolidated subsidiary	(122)	421	(136,834)
General and administrative expenses	55,182	98,845	134,604
Other operating expenses	79,615	—	—
Total Operating Expenses	1,183,750	2,271,427	745,253
Operating Income (Loss)	(625,846)	(1,364,792)	315,490
Other Income (Expense):
Commodity derivatives gain (loss)	164,968	(37,107)	(8,554)
Loss on deconsolidation of Elevation Midstream, LLC	(73,139)	—	—
Reorganization items, net	(676,855)	—	—
Interest expense (1)	(57,143)	(79,232)	(123,330)
Other income	481	4,535	5,099
Total Other Expense	(641,688)	(111,804)	(126,785)
Income (Loss) Before Income Taxes	(1,267,534)	(1,476,596)	188,705
Income tax (expense) benefit	—	109,176	(66,850)
Net Income (Loss)	$(1,267,534)	$(1,367,420)	$121,855
Net income attributable to noncontrolling interest	6,160	19,992	7,287
Net Income (Loss) Attributable to Extraction Oil & Gas, Inc.	(1,273,694)	(1,387,412)	114,568
Adjustments to reflect Series A Preferred Stock dividends and accretion of discount	(16,115)	(19,436)	(16,869)
Net Income (Loss) Available to Common Shareholders, Basic and Diluted	$(1,289,809)	$(1,406,848)	$97,699

Net Income (Loss) Per Common Share—Note 15
Basic and diluted	$(9.34)	$(9.29)	$0.56
Weighted Average Common Shares Outstanding
Basic and diluted	138,149	151,481	174,748

(1) Absent the automatic stay described in Note 8—Long-Term Debt, interest expense for the year ended December 31, 2020 would have been $94.5 million.

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Debtor-In-Possession)
(In thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,267,534)	$(1,367,420)	$121,855
Reconciliation of net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	332,319	524,537	435,775
Abandonment of unproved properties	253,142	73,729	25,704
Impairment of long lived assets and goodwill	208,463	1,337,996	70,928
(Gain) loss on sale of property and equipment	(122)	1,431	(53,222)
Gain on sale of assets of unconsolidated subsidiary	—	(1,010)	(83,612)
Gain on repurchase of 2026 Senior Notes	—	(10,486)	—
Amortization of debt issuance costs and debt discount	3,685	5,482	13,250
Non-cash lease expenses	11,724	11,146	—
Non-cash reorganization items, net	10,636	—	—
Contract asset	12,317	24,700	—
Deferred rent	—	—	348
(Gain) loss on commodity derivatives	(164,968)	37,107	8,554
Settlements on commodity derivatives	89,800	(678)	(134,624)
Premiums paid on commodity derivatives	—	(2,852)	(22,749)
Loss on deconsolidation of Elevation Midstream, LLC	73,139	—	—
Earnings in unconsolidated subsidiaries	(480)	(2,285)	(2,862)
Distributions from unconsolidated subsidiary	—	3,200	1,684
Make-whole premium expense on 2021 Senior Notes	—	—	35,600
Deferred income tax expense (benefit)	—	(109,176)	66,850
Stock-based compensation	6,511	43,954	68,349
Changes in current assets and liabilities:
Accounts receivable—trade	16,900	3,630	8,562
Accounts receivable—oil, natural gas and NGL sales	41,674	(12,996)	2,076
Inventory, prepaid expenses and other	(17,555)	(332)	(853)
Accounts payable and accrued liabilities	87,228	(5,753)	(6,835)
Accrued damages for rejected and settled contracts	582,439	—	—
Revenue payable	(147)	(7,598)	66,276
Production taxes payable	(3,631)	40,957	79,106
Accrued interest payable	11,743	(1,624)	(1,558)
Asset retirement expenditures	(21,308)	(27,702)	(13,669)
Net cash provided by operating activities	265,975	557,957	684,933
Cash flows from investing activities:
Oil and gas property additions	(249,984)	(635,853)	(958,399)
Sale of property and equipment	14,420	56,305	80,879
Gathering systems and facilities additions, net of cost reimbursements	4,193	(202,513)	(81,406)
Other property and equipment additions	(3,697)	(39,090)	(15,991)
Investment in unconsolidated subsidiaries	(10,033)	(30,012)	(6,000)
Sale of assets of unconsolidated subsidiary	—	1,010	83,612
Net cash used in investing activities	(245,101)	(850,153)	(897,305)
Cash flows from financing activities:
Borrowings under Prior Credit Facility	200,500	465,000	635,000
Repayments under Prior Credit Facility	(70,000)	(280,000)	(440,000)
Borrowings under DIP Credit Facility	35,000	—	—
Repayments under DIP Credit Facility	(3,273)	—	—
Repurchase of 2026 Senior Notes	—	(39,325)	—
Repurchase of common stock	—	(137,743)	(30,672)
Payment of employee payroll withholding taxes	(120)	(1,851)	(5,327)
Debt issuance costs and other financing fees	(1,745)	(2,104)	(3,175)
Dividends on Series A Preferred Stock	—	(10,885)	(10,885)
Proceeds from issuance of Preferred Units	—	99,000	148,500
Preferred Unit issuance costs	—	(2,500)	(6,915)
Proceeds from the issuance of Senior Notes	—	—	739,664
Repayments of 2021 Senior Notes	—	—	(550,000)
Make-whole premium paid on 2021 Senior Notes	—	—	(35,600)
Net cash provided by financing activities	160,362	89,592	440,590
Effect of deconsolidation of Elevation Midstream, LLC	(7,728)	—	—
Increase (decrease) in cash, cash equivalents and restricted cash	173,508	(202,604)	228,218
Cash, cash equivalents and restricted cash at beginning of period	32,382	234,986	6,768
Cash, cash equivalents and restricted cash at end of the period	$205,890	$32,382	$234,986
Supplemental cash flow information:
Property and equipment included in accounts payable and accrued liabilities	$14,878	$118,152	$141,952
Cash paid for interest	47,032	93,084	84,224
Cash paid for reorganization items	34,356	—	—
Preferred Units commitment fees and dividends paid-in-kind	6,160	19,992	7,287
Series A Preferred Stock dividends paid-in-kind	8,749	4,632	—
Accretion of beneficial conversion feature of Series A Preferred Stock	7,366	6,640	5,984
Derivative unwinds decreasing Prior Credit Facility	96,065	—	—
Draw on letter of credit increasing Prior Credit Facility	24,311	—	—
Issuance of promissory note to unconsolidated subsidiary	—	—	35,329
Extinguishment of promissory note in exchange for equity with unconsolidated subsidiary	—	—	(35,329)
 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

EXTRACTION OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Debtor-In-Possession)
(In thousands)

	Common Stock		Treasury Stock				Extraction Oil & Gas, Inc.	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit)	Stockholders’ Equity (Deficit)	Amount	Stockholders’ Equity (Deficit)
Balance at January 1, 2018	172,060	$1,718	165	$(2,105)	$2,114,795	$(497,643)	$1,616,765	$—	$1,616,765
Preferred Units issued	—	—	—	—	—	—	—	148,500	148,500
Preferred Units issuance costs	—	—	—	—	—	—	—	(7,915)	(7,915)
Preferred Units commitment fees and dividends paid-in-kind	—	—	—	—	(7,287)	—	(7,287)	7,287	—
Stock-based compensation	2,794	—	—	—	68,349	—	68,349	—	68,349
Series A Preferred Stock dividends	—	—	—	—	(10,885)	—	(10,885)	—	(10,885)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(5,984)	—	(5,984)	—	(5,984)
Repurchase of common stock	—	(40)	4,378	(30,632)	—	—	(30,672)	—	(30,672)
Restricted stock issued, net of tax withholdings and other	1,356	—	—	—	(5,327)	—	(5,327)	—	(5,327)
Net income	—	—	—	—	—	121,855	121,855	—	121,855
Balance at December 31, 2018	176,210	$1,678	4,543	$(32,737)	$2,153,661	$(375,788)	$1,746,814	$147,872	$1,894,686
Preferred Units issued	—	—	—	—	—	—	—	99,000	99,000
Preferred Units issuance costs	—	—	—	—	—	—	—	(2,500)	(2,500)
Preferred Units commitment fees and dividends paid-in-kind	—	—	—	—	(19,992)	—	(19,992)	19,992	—
Stock-based compensation	—	—	—	—	44,001	—	44,001	—	44,001
Series A Preferred Stock dividends	—	—	—	—	(12,796)	—	(12,796)	—	(12,796)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(6,640)	—	(6,640)	—	(6,640)
Repurchase of common stock	—	(342)	34,316	(137,401)	—	—	(137,743)	—	(137,743)
Restricted stock issued, net of tax withholdings and other	307	—	—	—	(1,851)	—	(1,851)	—	(1,851)
Net loss	—	—	—	—	—	(1,367,420)	(1,367,420)	—	(1,367,420)
Balance at December 31, 2019	176,517	$1,336	38,859	$(170,138)	$2,156,383	$(1,743,208)	$244,373	$264,364	$508,737
Preferred Units commitment fees and dividends paid-in-kind	—	—	—	—	(6,160)	—	(6,160)	6,160	—
Stock-based compensation	—	—	—	—	6,511	—	6,511	—	6,511
Series A Preferred Stock dividends	—	—	—	—	(8,749)	—	(8,749)	—	(8,749)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(7,366)	—	(7,366)	—	(7,366)
Restricted stock issued, net of tax withholdings and other	714	—	—	—	(120)	—	(120)	—	(120)
Cancellation of Performance Stock Awards - Note 14	(1,783)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,267,534)	(1,267,534)	—	(1,267,534)
Effects of deconsolidation of Elevation Midstream, LLC	—	—	—	—	—	—	—	(270,524)	(270,524)
Balance at December 31, 2020	175,448	$1,336	38,859	$(170,138)	$2,140,499	$(3,010,742)	$(1,039,045)	$—	$(1,039,045)

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

As described in the section below titled Voluntary Reorganization under Chapter 11 of the Bankruptcy Code, during the second quarter of 2020, the Company filed for bankruptcy and, as a result, was delisted from the NASDAQ Global Select Market on June 25, 2020 and began trading on the Pink Open Market under the symbol “XOGAQ.”

As described in the section below titled Emergence from Chapter 11 Bankruptcy, on January 20, 2021 the Company emerged from bankruptcy as a reorganized entity and, as a result, was relisted on the NASDAQ Global Select Market on January 21, 2021 and began trading under the symbol “XOG.”

To facilitate our financial statement presentations, the Company refers to the post-emergence reorganized company in these consolidated financial statements and footnotes as the Successor Company for periods subsequent to January 20, 2021 and to the pre-emergence company as the Predecessor Company for periods on or prior to January 20, 2021.

Voluntary Reorganization under Chapter 11 of the Bankruptcy Code

As previously disclosed, on June 14, 2020 (the “Petition Date”), Extraction and its wholly owned subsidiaries (collectively, the “Debtors”), filed voluntary petitions for relief under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases (the “Chapter 11 Cases”) were jointly administered under the caption In re Extraction Oil & Gas., et al. Case No. 20-11548 (CSS).

While in Chapter 11, the Debtors continued to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Predecessor Credit Agreement (as defined in Note 8—Long-Term Debt) and the indentures governing the Company’s Senior Notes (as defined in Note 2—Basis of Presentation and Significant Accounting Policies), resulting in the automatic and immediate acceleration of all of the Company’s debt outstanding under the Predecessor Credit Agreement and Senior Notes. Accordingly, the Company has classified its outstanding Senior Notes debt as liabilities subject to compromise on its consolidated balance sheet as of December 31, 2020. The Prior Credit Facility (as defined in Note 8—Long-Term Debt) was not classified as liabilities subject to compromise because it was fully secured and unimpaired before being paid off as part of the Company’s emergence from bankruptcy described below. Please refer to Note 5—Liabilities Subject to Compromise for more information. Pursuant to the Bankruptcy Code and as described in Note 8—Long-Term Debt, the filing of the Chapter 11 Cases automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.

Plan, Disclosure Statement, and Backstop Commitment Agreement

On July 30, 2020, the Debtors filed a proposed Plan of Reorganization (as amended, modified, or supplemented from time to time, the “Plan”) and related Disclosure Statement (as amended or modified, the “Disclosure Statement”) describing the Plan and the solicitation of votes to approve the same from certain of the Debtors’ creditors with respect to the Chapter 11 Cases. Subsequently on October 22, 2020 and November 5, 2020, the Debtors filed first and second amendments, respectively, to the Disclosure Statement. The hearing to consider approval of the Disclosure Statement was held on November 6, 2020. On November 6, 2020, the Bankruptcy Court approved the adequacy of the Disclosure Statement and the Debtors commenced a solicitation process to receive votes on the Plan. Pursuant to the terms of the Plan and as described in the Disclosure Statement, the Debtors also commenced a rights offering (the “Equity Rights Offering”), which was backstopped by certain holders of the Senior Notes. On November 6, 2020, the Bankruptcy Court approved the Backstop Commitment Agreement (the “Backstop Commitment Agreement”), which provided a commitment of $200 million. The hearing on the confirmation of the Plan was held on December 23, 2020, in which the Plan was approved.

Emergence from Chapter 11 Bankruptcy

On December 23, 2020, the Company filed the Sixth Amended Joint Plan of Reorganization of Extraction Oil & Gas, Inc. pursuant to Chapter 11 of the Bankruptcy Code. Also on December 23, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. The Plan is attached to the Confirmation Order as Exhibit A. The sixth-amended Plan and the Confirmation Order were previously filed as Exhibits 2.1 and 99.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 30, 2020. On January 20, 2021 (the “Emergence Date”) the Plan became effective in accordance with its terms and the Company emerged from the Chapter 11 Cases. On the Emergence Date and pursuant to the Plan:

•The Company amended and restated its certificate of incorporation and bylaws;

•The Company constituted a new board of directors;

•The Company appointed a new Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer;

•The Company issued new common stock in the Successor Company (the “New Common Stock”) and New Warrants (as defined in Note 12—Equity):

◦2,832,833 shares of New Common Stock pro rata to holders of the 2024 Notes;

◦4,854,017 shares of New Common Stock pro rata to holders of the 2026 Notes;

◦179,472 shares of New Common Stock, 1,454,832 Tranche A Warrants to purchase 1,454,832 shares of New Common Stock and 727,420 Tranche B Warrants to purchase 727,420 shares of New Common Stock pro rata to holders of the Predecessor Company’s Series A Preferred Stock (the “Predecessor Preferred Stock”) outstanding prior to the Emergence Date;

◦179,496 shares of New Common Stock, 1,454,854 Tranche A Warrants to purchase 1,454,854 shares of New Common Stock and 727,443 Tranche B Warrants to purchase 727,443 shares of New Common Stock pro rata to holders of the Predecessor Company’s existing common stock (the “Predecessor Common Stock”) outstanding prior to the Emergence Date;

◦1,169,322 shares of New Common Stock to commitment parties under the Backstop Commitment Agreement in respect of the commitment premium due thereunder;

◦844,760 shares of New Common Stock to the commitment parties under the Backstop Commitment Agreement in connection with their backstop obligation thereunder to purchase unsubscribed shares of New Common Stock;

◦11,478,670 shares of New Common Stock were issued to participants in the Equity Rights Offering extended by the Company to the applicable classes under the Plan (including to the commitment parties party to the Backstop Commitment Agreement); and

◦13,392 shares of New Common Stock were issued to participants in rights offering extended by the Company to certain holders of general unsecured claims.

•The Company entered into the RBL Credit Facility (as defined in Note 8—Long-Term Debt—RBL Credit Facility);

•The Company terminated the Prior Credit Facility (as defined in Note 8—Long-Term Debt—Prior Credit Facility), and the holders of claims under the Prior Credit Facility each received its ratable portion of the RBL Credit Facility for its allowed claims. All liens and security interests granted to secure such obligations were automatically terminated and are of no further force and effect;

•The Company terminated the DIP Credit Facility (as defined in Note 8—Long-Term Debt—DIP Credit Facility), and the holders of claims under the DIP Credit Facility received payment in full, in cash, for allowed claims. All liens and security interests granted to secure such obligations were automatically terminated and are of no further force and effect;

•The holders of certain trade claims, administrative claims, other secured claims and other priority claims that were allowed by the Bankruptcy Court received payment in full in cash upon emergence or through the ordinary course of business after the Emergence Date.

Tax Attributes and Net Operating Loss (“NOL”) Carryforwards

As of December 31, 2020, the Company had substantial tax NOL carryforwards and other tax attributes. Under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), our ability to use these NOLs and other tax attributes may be limited if the Company experiences an “ownership change,” as determined under Section 382 of the Code. Accordingly, on July 13, 2020, the Company obtained a final order from the Bankruptcy Court that was intended to prevent an ownership change during the pendency of the Chapter 11 Cases and therefore protect the Company’s ability to use its tax attributes by imposing certain notice procedures and transfer restrictions on the trading of the Company’s Predecessor Common Stock and Predecessor Preferred Stock.

In general, the order applied to any person or entity that, directly or indirectly, beneficially owned (or would beneficially own as a result of a proposed transfer) at least 4.5% of the Company’s common stock or preferred stock. Such persons were required to notify the Company and the Bankruptcy Court before effecting a transaction involving the Company’s Predecessor Common Stock and Predecessor Preferred Stock, and the Company had the right to seek an injunction to prevent the transaction if it might have adversely affected the Company’s ability to use its tax attributes. The order also required any person or entity that, directly or indirectly, beneficially owned at least 50% of the Company’s Predecessor Common Stock and Predecessor Preferred Stock to notify the Company and the Bankruptcy Court prior to claiming any deduction for worthlessness of the Company’s Predecessor Common Stock and Predecessor Preferred Stock for a tax year ending before the Company’s emergence from chapter 11 protection and the Company had the right to seek an injunction to prevent the transaction if it might have adversely affected the Company’s ability to use its tax attributes.

Any purchase, sale or other transfer of, or any claim of a deduction for worthlessness with respect to, the Company’s Predecessor Common Stock and Predecessor Preferred Stock in violation of the restrictions of the order would have been null and void ab initio as an act in violation of a Bankruptcy Court order and would therefore have conferred no rights on a proposed transferee or such holder, as applicable.

However, the Company expects that it will be required to substantially reduce or eliminate certain of its tax attributes, including NOL carryforwards, as a result of cancellation of indebtedness income realized in connection with the Chapter 11 Cases. Additionally, the consummation of the Plan on the Emergence Date resulted in an “ownership change” under Section 382 of the Code. Absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its pre-ownership change NOLs that may be utilized to offset future taxable income generally will be subject to an annual limitation equal to the value of its stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate, plus an additional amount calculated based on certain “built in gains” in its assets that may be deemed to be realized within a 5-year period following any ownership change. This limitation, in the case of the ownership change that occurred as a result of the consummation of the Plan, will be subject to additional rules under Sections 382(l)(5) or (l)(6) of the Code, depending upon whether we are eligible for the application of Section 382(l)(5) of the Code and, if so eligible, whether we affirmatively elect not to apply Section 382(l)(5) of the Code. As a result of such limitation, the Company’s ability to utilize any NOLs or other tax attributes that are not eliminated as a result of cancellation of indebtedness income arising from the consummation of the Plan may be materially limited in the future.

Fresh-Start Reporting

Upon the Emergence Date, we began our assessment of our qualifications for fresh-start reporting. In order to qualify for fresh-start reporting, under Accounting Standards Codification (“ASC”) Topic 852 — Reorganizations, (i) the holders of existing voting shares of the Company prior to its emergence must receive less than 50% of the voting shares of the Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of our assets immediately prior to confirmation of the plan of reorganization must be less than the post-petition liabilities and allowed claims. If we qualify for fresh-start reporting, a new reporting entity will be considered to have been created, and, as a result, the Company will allocate the reorganization value of the Company to its individual assets, including property, plant and equipment, based on their estimated fair values. The process of estimating the fair value of the Company’s assets, liabilities and equity upon emergence is currently ongoing and, therefore, neither the amounts nor the qualification for this accounting treatment have been finalized. In support of the Plan, the enterprise value of the Successor Company was estimated and approved by the Bankruptcy Court to be in the range of $875 million to $1.275 billion. On the Emergence Date, pursuant to the terms of the Plan, the Successor Company entered into a $1.0 billion reserve-based credit agreement with an initial borrowing base of $500.0 million. Please see Note 8—Long-Term Debt for discussion of the Successor Company’s debt.

Deconsolidation of Elevation Midstream, LLC

Elevation Midstream, LLC (“Elevation”), a Delaware limited liability company, is focused on the construction and operation of gathering systems and facilities to serve the development of acreage in the Company’s Hawkeye and Southwest Wattenberg areas. Midstream assets of Elevation are represented as the gathering systems and facilities line item within the consolidated balance sheets for any periods ended on or prior to December 31, 2019.

During the first quarter of 2020, Elevation’s then non-controlling interest owner, which owned 100% of Elevation’s preferred stock, per contractual agreement, expanded Elevation’s then five member board of managers by four seats and filled them with managers of their choosing (the “Board Expansion”). Because Extraction had the right to appoint only three of the managers of Elevation before and after Board Expansion, Extraction determined the Company had lost voting control of Elevation, and on March 16, 2020 deconsolidated Elevation and began accounting for the entity as an equity method investment. Though Extraction determined control of Elevation was lost under the voting interest model of consolidation, the Company also determined significant influence was not lost due to (1) Extraction owning 100% of the common stock, (2) Extraction appointing three of the nine managers of Elevation and (3) Extraction’s continuing involvement in the day-to-day operation of Elevation through a management services agreement. Because Extraction also determined the Company is not the primary beneficiary, Elevation Midstream, LLC is not a variable interest entity.

Extraction elected the fair value option to remeasure the Elevation equity method investment and determined it had no fair value. The Company recorded a $73.1 million loss on deconsolidation of the investment in the consolidated statements of operations for the three months ended March 31, 2020. Also during the three months ended March 31, 2020, Elevation determined certain gathering systems and facilities were impaired by $50.3 million as a result of the abandonment of certain projects. In accordance with ASC Topic 323-10-35-20: Investments—equity method and joint ventures, Extraction discontinued applying the equity method for Elevation as the impairment charge would have reduced the investment below zero.

On May 1, 2020, Elevation’s board of managers issued 1,530,000,000 common units at a price of $0.01 per unit to certain of Elevation’s members other than Extraction (the “Capital Raise”). The Capital Raise caused Extraction’s ownership of Elevation to be diluted to less than 0.01%. As a result of the Capital Raise, beginning in May 2020 Extraction began accounting for Elevation under the cost method of accounting. In December 2020, the Company reached a settlement with Elevation (as discussed in Note 16—Commitments and Contingencies — Elevation Gathering Agreements) which was approved by the Bankruptcy Court. As part of the settlement, the Company relinquished its remaining ownership in Elevation and has no more interest in Elevation as of December 31, 2020.

Note 2—Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company, including its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Significant Accounting Policies

Beginning after the Petition Date, the Company has applied ASC Topic 852 — Reorganizations in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the Chapter 11 Cases’ filing date, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses incurred during the bankruptcy proceedings, including unamortized debt issuance costs associated with debt classified as liabilities subject to compromise, are recorded as reorganization items. In addition, pre-petition obligations that may be impacted by the chapter 11 process have been classified on the consolidated balance sheets as liabilities subject to compromise. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

GAAP requires certain additional reporting for financial statements prepared between the Petition Date and the date that the Company emerges from bankruptcy, including:

•Reclassification of pre-petition liabilities that are unsecured, under-secured or where it cannot be determined that the liabilities are fully secured to a separate line item in the consolidated balance sheets called liabilities subject to compromise; and

•Segregation of reorganization items as a separate line in the consolidated statements of operations outside of income from continuing operations.

Debtor-In-Possession

As of December 31, 2020, the Debtors operated as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. As a result, the Company conducted normal business activities during 2020 and paid all associated obligations for the period following its bankruptcy filing in the ordinary course of business and was authorized to pay and have paid certain pre-petition obligations, including, among other things, for employee wages and benefits and certain goods and services provided. During the Chapter 11 Cases, transactions outside the ordinary course of business required prior approval of the Bankruptcy Court.

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

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Please refer to Note 5—Liabilities Subject to Compromise and Note 16—Commitments and Contingencies — Delivery Commitments for more information.

Potential Claims

The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the bar date of August 14, 2020. As of March 9, 2021, the Debtors’ have received approximately 2,600 proofs of claim, primarily representing general unsecured claims, for an amount of approximately $5.8 billion. The Bankruptcy Court does not allow for claims that have been acknowledged as duplicates. Approximately 1,100 claims totaling approximately $4.2 billion have been withdrawn, disallowed or are pending approval to be disallowed. These claims will be reconciled to amounts recorded in liabilities subject to compromise in the consolidated balance sheet. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In light of the substantial number of claims filed, the claims resolution process may take considerable time to complete and is continuing even after the Debtors emerged from bankruptcy.

Financial Statement Classification of Liabilities Subject to Compromise

The accompanying consolidated balance sheets as of December 31, 2020 includes amounts classified as liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the chapter 11 process and adjust amounts as necessary. Such adjustments may be material. Please refer to Note 5—Liabilities Subject to Compromise for more information.

Reorganization Items, Net

The Debtors have incurred and will continue to incur significant costs associated with the reorganization, primarily from damages for rejected or settled contracts and legal and professional fees. The amount of these costs, which since the Petition Date, are being expensed as incurred, are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as reorganization items within the Company’s accompanying consolidated statements of operations for the year ended December 31, 2020. Please refer to Note 6—Reorganization Items, Net for more information.

Other Operating Expenses

Other operating expenses were $79.6 million for the year ended December 31, 2020, respectively. There were no other operating expenses for the years ended December 31, 2019 and 2018. The total amount in the current year is made up of the following:

•$46.8 million loss contingency from an alleged breach in contract stemming from a purported failure to complete the pipeline extensions connecting certain wells to the Badger central gathering facility prior to April 1, 2020. Please see Note 16—Commitments and Contingencies for further details.
•$4.2 million of accrued interest related to the aforementioned alleged breach in contract.
•$13.2 million early termination penalty for the revenue contract terminated in June 2020. Please see the section Contract Balance below for further details.
•$7.6 million of expenses related to workforce reductions in February and May 2020.
•$4.1 million of interest expense on unpaid production taxes recorded in the last half of 2020.
•$2.4 million of expenses related to drilling rig standby charges during the second quarter of 2020.
•$1.3 million of expenses related to legal accruals and other.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments that are readily convertible into cash and have original maturities of three months or less when purchased.

Accounts Receivable

The Company records estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in accounts receivable. The Company generally has the ability to withhold future revenue disbursements to recover non-payment of joint interest billings. On an on-going basis, management reviews accounts receivable amounts for collectability and records its allowance for uncollectible receivables based on expected losses. The Company did not record any allowance for uncollectible receivables as of December 31, 2020 and 2019.

Credit Risk and Other Concentrations

The Company’s cash and cash equivalents are exposed to concentrations of credit risk. The Company manages and controls this risk by investing these funds with major financial institutions. The Company often has balances in excess of the federally insured limits.

The Company sells oil, natural gas and NGL to various types of customers, including oil marketers, pipelines and refineries. Credit is extended based on an evaluation of the customer’s financial conditions and historical payment record. The future availability of a ready market for oil, natural gas and NGL depends on numerous factors outside the Company’s control, none of which can be predicted with certainty. For the years ended December 31, 2020, 2019 and 2018, respectively, the Company had the following customers that exceeded 10% of total oil, natural gas and NGL revenues. The Company does not believe the loss of any single purchaser would materially impact its operating results because crude oil, natural gas and NGL are fungible products with well-established markets and numerous purchasers.

	For the Year Ended December 31,
	2020	2019	2018
Customer A	28%	77%	76%
Customer B	16%	<10%	<10%
Customer C	12%	<10%	<10%
Customer D	<10%	<10%	11%

At December 31, 2020, the Company had commodity derivative contracts with two counterparties, both of which are lenders under the Predecessor Credit Agreement. The Company does not require collateral or other security from counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is the Company’s policy to enter into derivative contracts only with counterparties that are credit worthy financial institutions deemed by management as competent and competitive market-makers. Additionally, the Company uses master netting agreements to minimize credit-risk exposure. The credit worthiness of the Company’s counterparties is subject to periodic review. For the years ended December 31, 2020, 2019 and 2018, the Company did not incur any losses with respect to counterparty contracts. None of the Company’s existing derivative instrument contracts contains credit-risk related contingent features.

Inventory, Prepaid Expenses and Other

The Company records well equipment inventory at the lower of cost or net realizable value. Prepaid expenses are recorded at cost. Inventory, prepaid expenses and other are comprised of the following (in thousands):

	As of December 31,
	2020	2019
Well equipment inventory	$11,989	$20,960
Prepaid expenses	8,456	5,793
Line fill	14,115	—
Deposits	1,822	—
Contractual asset under ASC 606	—	9,949
	$36,382	$36,702

The Company recognized impairment expense on well equipment inventory in the amount of $2.1 million for the year ended December 31, 2020. No such impairment expense was recognized for the year ended December 31, 2019. The Company recognized impairment expense on well equipment inventory in the amount $0.1 million for the year ended December 31, 2018.

Oil and Gas Properties

The Company follows the successful efforts method of accounting for oil and gas properties. Under this method of accounting, all property acquisition costs and development costs are capitalized when incurred and depleted on a units-of-production basis over the remaining life of proved reserves and proved developed reserves, respectively. For the years ended
December 31, 2020, 2019 and 2018, the Company excluded $129.1 million, $149.7 million and $144.3 million, respectively, of capitalized costs from depletion related to wells in progress. For the years ended December 31, 2020, 2019 and 2018, the

Company recorded depletion expense on capitalized oil and gas properties of $321.0 million, $513.7 million and $426.8 million, respectively.

The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. Costs incurred for exploratory wells that find reserves that cannot yet be classified as proved are capitalized if (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) sufficient progress in assessing the reserves and the economic and operating viability of the project has been made. The status of suspended well costs is monitored continuously and reviewed at each period end. Due to the capital-intensive nature and the geological characteristics of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination of its commercial viability. As of December 31, 2020 and 2019, the Company had no suspended well costs.

Geological and geophysical costs are expensed as incurred. Costs of seismic studies that are utilized in development drilling within an area of proved reserves are capitalized as development costs. Amounts of seismic costs capitalized are based on only those blocks of data used in determining development well locations. To the extent that a seismic project covers areas of both developmental and exploratory drilling, those seismic costs are proportionately allocated between development costs and exploration expense. The Company expensed $0.2 million, $0.2 million and $0.4 million of costs associated with exploratory geological and geophysical costs for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company capitalizes interest, if debt is outstanding, during drilling operations in its exploration and development activities. For the years ended December 31, 2020, 2019 and 2018, the Company capitalized interest of approximately $5.3 million, $7.2 million and $8.2 million, respectively.

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

Impairment of Oil and Gas Properties

Proved oil and gas properties are reviewed for impairment annually or when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such property. For all of its fields, the Company estimates the expected future cash flows of its oil and gas properties and compares these undiscounted cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will write down the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future capital expenditures, estimated future operating costs, and discount rates commensurate with the risk associated with realizing the projected cash flows. Impairment expense for proved oil and gas properties is reported in impairment of long lived assets and goodwill in the consolidated statements of operations, which increases accumulated depletion, depreciation and amortization. For the year ended December 31, 2020, the Company recognized $3.6 million related to impairment of the proved oil and gas properties in our northern field and $194.3 million related to oil and gas properties in one of our Core DJ Basin fields, as the fields’ fair values did not exceed the carrying amounts associated with our oil and gas properties. For the year ended December 31, 2019, the Company recognized $14.5 million related to impairment of the proved oil and gas properties in its northern field and $1.3 billion related to assets in its Core DJ Basin field as the field’s fair values did not exceed the carrying amounts associated with its proved oil and gas properties. For the year ended December 31, 2018, the Company recognized $16.2 million related to impairment of the proved oil and gas properties in its northern field as the fair value did not exceed the carrying amount associated with its proved oil and gas properties in its northern field.

Unproved oil and gas properties consist of costs to acquire unevaluated leases as well as costs to acquire unproved reserves. The Company evaluates significant unproved oil and gas properties for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage. When successful wells are drilled on undeveloped leaseholds, unproved property costs are reclassified to proved properties and depleted on a unit-of-production basis. Impairment expense and lease extension payments for unproved properties is reported in exploration and abandonment expenses in the consolidated statements of operations. As a result of the abandonment of unproved properties, the Company recognized $253.1 million, $73.7 million and $25.7 million of abandonment expense for the years ended December 31, 2020, 2019 and 2018, respectively.

Other Property and Equipment

Other property and equipment consists of (i) compressors, compressor stations, central tank batteries and disposal well facilities used in Extraction’s oil and gas operations, (ii) land, (iii) rights of ways, pipeline and engineering costs, (iv) office leasehold improvements, (v) the field office, and (vi) other property and equipment including office furniture and fixtures and computer hardware and software. Impairment expense for other property and equipment is reported in impairment of long lived assets and goodwill in the consolidated statements of operations. No impairment expense was incurred related to midstream facilities for the year ended December 31, 2020. The Company recognized $0.1 million and $0.4 million in impairment expense related to midstream facilities for the year ended December 31, 2019 and December 31, 2018, respectively, which increased accumulated depreciation recognized in other property and equipment, net of accumulated depreciation. These impairment expenses were primarily the result of right-of-way options that were no longer in the Company’s plans for developing midstream infrastructure. The gain or loss on the sale of other property and equipment is reported in gain (loss) on sale of property and equipment and assets of unconsolidated subsidiary in the consolidated statements of operations. The Company recognized $4.5 million, $3.1 million and $0.8 million of impairment expense related to land, midstream facilities and rental equipment, respectively, for the year ended December 31, 2020. The Company also wrote off $2.6 million of leasehold improvements during the year ended December 31, 2020 due to a consolidation of leased office space.

The estimated useful lives of those assets depreciated under the straight-line method are as follows:

Rental equipment	1-10 years
Office leasehold improvements	3-10 years
Field office	30 years
Other	3-5 years

Other property and equipment is comprised of the following (in thousands):

	As of December 31,
	2020	2019
Rental equipment	$3,251	$4,043
Land	39,788	42,273
Right-of-ways and pipeline	8,008	8,008
Office leasehold improvements	4,390	7,009
Field office	18,447	18,317
Other	8,604	8,884
Less: accumulated depreciation and impairment charges	(25,787)	(15,992)
	$56,701	$72,542

Gathering Systems and Facilities

Gathering systems and facilities consisted of midstream assets such as land, rights of way, pipelines, equipment and construction and engineering costs associated with the construction of pipeline infrastructure to serve the development of the Company’s acreage in its Hawkeye and Southwest Wattenberg areas. As discussed in Note 1 — Business and Organization — Deconsolidation of Elevation Midstream, LLC, during the first quarter of 2020 the Company deconsolidated Elevation Midstream, LLC.

Gathering systems and facilities is comprised of the following (in thousands):

	As of December 31,
	2020	2019
Gathering systems and facilities	$—	$314,906
Land associated with gathering systems and facilities	—	2,188
Less: accumulated depreciation	—	(1,317)
	$—	$315,777

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

In assessing gathering systems and facilities assets for impairment, management evaluates changes in business and economic conditions and their implications for recoverability of the assets’ carrying amounts. The measure of impairments to be recognized, if any, depends upon management’s estimate of the asset’s fair value, which may be determined based on the estimates of future net cash flows or values at which similar assets were transferred in the market in recent transactions, if such data is available. Gathering systems and facilities are recorded at historical cost and depreciated using the straight-line method over 30 years.

In March 2020, Elevation determined certain gathering systems and facilities were impaired by $50.3 million as a result of the abandonment of certain projects. In accordance with ASC Topic 323-10-35-20: Investments—equity method and joint ventures, Extraction discontinued applying the equity method investment for Elevation as the impairment charge would have reduced the investment below zero. For further information on the deconsolidation of Elevation Midstream, LLC, please see Note 1—Business and Organization — Deconsolidation of Elevation Midstream, LLC. No impairment expense was recognized for the years ended December 31, 2019 and 2018 associated with gathering systems and facilities.

Equity Method Investments

Investments in entities for which the Company exercises significant influence, but not control, are accounted for under the equity method of accounting. The Company recorded $44.6 million of such investments included in other non-current assets on the consolidated balance sheets as of December 31, 2019 but had no equity method investment as of December 31, 2020 due to the deconsolidation of Elevation Midstream discussed in Note 1 — Business and Organization — Deconsolidation of Elevation Midstream, LLC. Please refer to Note 16 — Commitments and Contingencies — Delivery Commitments for more information. The Company recognized $0.5 million, $2.3 million and $2.9 million of net income from such investments, including the accretion of any basis difference between the carrying amount of the investment and the amount of underlying equity in net assets, included in other income on the consolidated statements of operations and equity in earnings of unconsolidated subsidiary, in which we had a minority ownership interest on the consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018, respectively.

For the year ended December 31, 2019, a gain on sale of unconsolidated subsidiary of $1.0 million was recorded relating to Elevation’s August 2018 Divestiture. In August 2018, Elevation received proceeds of $83.6 million and recognized a gain of $83.6 million for the year ended December 31, 2018, upon the sale of assets of DJ Holdings, LLC, a subsidiary of Discovery Midstream Partners, LP, of which Elevation held a 10% membership interest. The Company acquired its interest in exchange for the contribution of an acreage dedication, which is considered a nonfinancial asset.

Deferred Lease Incentives

All incentives received from landlords for office leasehold improvements are recorded as deferred lease incentives and amortized over the term of the respective lease on a straight-line basis as a reduction of rental expense. The Company wrote off $2.6 million of leasehold improvements during the year ended December 31, 2020 due to a consolidation of leased office space.

Debt Issuance Costs

Debt issuance costs include origination, legal, engineering, and other fees incurred to issue the debt in connection with the Company’s Prior Credit Facility, DIP Credit Facility (as defined in Note 8 — Long Term Debt), 2024 Senior Notes and 2026 Senior Notes (collectively, the “Senior Notes”). Debt issuance costs related to the Prior Credit Facility are included in other non-current assets on the consolidated balance sheets and amortized to interest expense on the consolidated statement of operations on a straight-line basis over the respective borrowing term. Debt issuance costs related to the Senior Notes prior to the Chapter 11 Cases were amortized to interest expense using the effective interest method over the term of the debt. However, as a result of the Chapter 11 Cases, the Company expensed $13.5 million of debt issuance costs pertaining to the Senior Notes to reorganization items, net on the consolidated statements of operations for the year ended December 31, 2020. Debt issuance costs of $1.7 million pertaining to the DIP Credit Facility were expensed to reorganization items, net during the year ended December 31, 2020.

Commodity Derivative Instruments

The Company has entered into commodity derivative instruments to reduce the effect of price changes on a portion of the Company’s future oil and natural gas production. The commodity derivative instruments are measured at fair value and are included in the accompanying balance sheets as commodity derivative assets and commodity derivative liabilities. The Company has not designated any of the derivative contracts as fair value or cash flow hedges. Therefore, the Company does not apply hedge accounting to the commodity derivative instruments. Net gains and losses on commodity derivative instruments are recorded based on the changes in the fair values of the derivative instruments. Net gains and losses on commodity derivative instruments are recorded in the commodity derivatives gain (loss) line on the consolidated statements of operations. The Company’s cash flow is only impacted when the actual settlements under the commodity derivative contracts result in making or receiving a payment to or from the counterparty. These settlements under the commodity derivative contracts are reflected as operating activities in the Company’s consolidated statements of cash flows.

Any premiums paid on derivative contracts are capitalized as part of the derivative assets or derivative liabilities, as appropriate, at the time the premiums are paid. Premium payments are reflected in cash flows from operating activities in the Company’s consolidated statements of cash flows. Over time, as the derivative contracts settle, the differences between the cash received and the premiums paid or fair value of contracts acquired are recognized in net gains or losses on commodity or interest rate derivative contracts, and the cash received is reflected in cash flows from operating activities in the Company’s consolidated statements of cash flows.

The Company’s valuation estimate takes into consideration the counterparties’ credit worthiness, the Company’s credit worthiness, and the time value of money. The consideration of these factors results in an estimated exit-price for each derivative asset or liability under a market participant’s view. Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing commodity derivative instruments. Please refer to Note 9 — Commodity Derivative Instruments for additional discussion on commodity derivative instruments.

Goodwill and Other Intangible Assets

The Company applies the provisions of ASC 350, Intangibles-Goodwill and Other. Goodwill represents the excess of the purchase price over the estimated value of the net assets acquired in business combinations. The Company tests goodwill for impairment annually on September 30, or whenever other circumstances or events indicate that the carrying amount of goodwill may not be recoverable. The goodwill test is performed at the reporting unit level, which represents the Company’s oil and gas operations in its Core DJ Basin field. If indicators of impairment are determined to exist, an impairment charge is recognized if the carrying value of goodwill exceeds its implied fair value. Any sharp prolonged decreases in the prices of oil and natural gas as well as continued declines in the quoted market price of the Company’s common shares could change the estimates of the fair value of the reporting unit and could result in an impairment charge. The Company performed a quantitative assessment as of September 30, 2018, which concluded the fair value of the reporting unit was greater than its carrying amount. The Company identified triggering events as of December 31, 2018, due to the decrease in commodity pricing and the quoted market price of the Company's common shares compared to September 30, 2018. As such, the Company performed a quantitative assessment as of December 31, 2018, utilizing an income approach based on estimates of the expected discounted future cash flows of the reporting unit's oil and gas properties, which concluded the fair value of the reporting unit was not greater than its carrying amount. As a result, the Company recorded goodwill impairment of $54.2 million, the entirety of the balance, for the year ended December 31, 2018. As such, no test for goodwill impairment was necessary for the year ended December 31, 2020 and 2019.

Costs relating to the acquisition of internal-use software licenses are capitalized when incurred and amortized over the estimated useful life of the license, which is typically one to three years. The Company recorded $0.3 million, $2.2 million and $3.0 million of capitalized internal-use software costs for the years ended December 31, 2020, 2019 and 2018, respectively, on the consolidated balance sheets within the other non-current assets line item. Accumulated amortization for the years ended December 31, 2020 and 2019 was $6.8 million and $5.3 million, respectively. The Company recognized $1.6 million, $2.2 million and $2.1 million of amortization expense for the years ended December 31, 2020, 2019 and 2018, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (discussed above) and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities. The carrying amounts of the Company’s Prior Credit Facility and DIP Credit Facility approximates fair value as it bears interest at variable rates over the term of the loans. The Company’s Senior Notes are recorded at cost and the fair value is disclosed in Note 11 — Fair Value Measurements. Considerable judgment is required to develop estimates of fair value. The estimates provided are not necessarily indicative of the amounts the Company would realize upon the sale or refinancing of such instruments.

Asset Retirement Obligation

The Company recognizes estimated liabilities for future costs associated with the abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related long-lived asset are recorded at the time the Company makes the decision to complete the well or a well is acquired. For additional discussion on asset retirement obligations please refer to Note 10 — Asset Retirement Obligations.

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

Liabilities for expenditures of a non-capital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted values unless the timing of cash payments for the liability or component is fixed or determinable. Management has determined that no significant environmental liabilities existed as of December 31, 2020. Please refer to Note 16 — Commitments and Contingencies for additional discussion on environmental liabilities.

Revenue Recognition

Revenue from the sale of oil, natural gas and NGLs is recognized in accordance with ASC 606 - Revenue from Contracts with Customers (“ASC 606”) five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To account for producer imbalances, the Company recognizes revenues on all sales of oil, natural gas and NGLs to third party customers regardless of their ownership percentage and adjusts the underlifter or overlifter’s claim on the asset’s remaining reserves. In other words, revenue is recorded based on the Company’s share of volume sold, regardless of whether the Company has taken its proportional share of volume produced. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. As of December 31, 2020, 2019, and 2018, the Company had oil imbalances of 1.1, 12.7, and 22.0 MBbl, respectively, which the Company intends to settle with the counterparty in crude oil barrels. On January 1, 2018, the Company adopted ASC 606. See —Adoption of ASC 606 for more information regarding the adoption of this standard.

Stock-Based Payments

The Company has granted awards under the LTIP to certain directors, officers and employees, including stock options, restricted stock units, performance stock awards, performance stock units, performance cash awards and cash awards which therefore required the Company to recognize the expense in its consolidated financial statements.

All stock-based payments to directors, officers and employees are measured at fair value on the grant date and expensed over the relevant service period. The fair value of stock option awards is determined by using the Black-Scholes option pricing model. The fair value of the performance stock awards was measured at the grant date with a stochastic process method using a Monte Carlo simulation. All stock-based payment expense is recognized using the straight-line method and is included within general and administrative expenses in the consolidated statements of operations and stock-based compensation in the consolidated statements of cash flows. Forfeitures are recorded as they occur. Please refer to Note 14 — Stock-Based Compensation for additional discussion on stock-based payments.

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

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets, including NOLs. In making this determination, the Company considers all the available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. The Company believes it is more likely than not that the benefit from NOL carryforwards will not be fully realized. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company does not currently have uncertain tax positions.

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

Segment Reporting

Beginning in the fourth quarter of 2018, the Company had two operating segments, (i) the exploration, development and production of oil, natural gas and NGL (the “exploration and production segment”) and (ii) the construction of and support of midstream assets to gather and process crude oil and gas production (the “gathering and facilities segment”). Elevation Midstream, LLC comprised the gathering and facilities segment. During the fourth quarter of 2019, the Company’s gathering and facilities segment commenced operations. Through March 16, 2020, the results of Elevation were included in the consolidated financial statements of Extraction. Effective March 17, 2020, the results of Elevation Midstream, LLC are no longer consolidated in Extraction’s results; however, the Company’s prior annual segment disclosures included the gathering and facilities segment because it was consolidated through March 16, 2020. Please see Note 1 — Business and Organization — Deconsolidation of Elevation Midstream, LLC for further information related to the deconsolidation of Elevation Midstream, LLC. After March 16, 2020, the Company had a single reportable segment.

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

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This ASU provides an optional expedient and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (IBORs) and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, which clarifies that certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments in these ASUs are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is still evaluating the effect of adopting this guidance.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) which removes or modifies current fair value disclosures and adds additional disclosures. The update to the guidance is the result of the FASB’s test of the principles developed in its disclosure effectiveness project, which is designed to improve the effectiveness of disclosures in the notes to the financial statements. The disclosures that have been removed or modified may be applied immediately with retrospective application. For public entities, the new guidance was effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that reporting period. The Company adopted this ASU on January 1, 2020, and the adoption did not have a material impact on the consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. For public entities, the guidance is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that reporting period. The Company adopted this ASU on January 1, 2020 which did not have a material impact on the consolidated financial statements and related disclosures as capitalized costs for internal-use software were not material during 2020.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which requires lessee recognition on the balance sheet of a right of use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Under the new standard, certain lease agreements with terms over one year are classified as right-of-use assets and right-of-use liabilities, which gross up the balance sheet. Finally, it requires classification of all cash payments within operating activities in the statements of cash flows. It is effective for fiscal years commencing after December 15, 2018. The FASB subsequently issued ASU No. 2017-13, ASU No. 2018-01, ASU No. 2018-10 and ASU No. 2018-11, which provided additional implementation guidance. The Company adopted these lease accounting standards on January 1, 2019 using a modified retrospective transition approach, which applied the provisions of the new guidance at the effective date without adjusting the comparative periods presented. Upon adoption, the Company elected the package of practical expedients permitted under the transition guidance with the new standard, which among other things, requires no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for existing leases upon adoption. The Company also elected the optional practical expedient permitted under the transition guidance within the new standard related to land easements that allows it to carry forward its current accounting treatment for land easements on existing agreements. The Company made an accounting policy election to keep leases with an initial term of twelve months or less off of the consolidated balance sheets. Please refer to Note 7 — Leases for further information.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which establishes a comprehensive new revenue recognition model, referred to as ASC 606, designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The ASU allows for the use of either the full or modified retrospective transition method. In August 2015, the FASB issued ASU No. 2015-14, which deferred ASU No. 2014-09 for one year, and was effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The FASB subsequently issued ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-11, ASU No. 2016-12, ASU No. 2016-20, ASU No. 2017-13, ASU No. 2017-14 and ASU No. 2019-20, which provided additional implementation guidance. Refer to —Adoption of ASC 606 for more information.

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

Changes to sales of natural gas and NGL, as well as transportation and gathering expenses, are due to the conclusion that certain midstream processing entities are the Company’s customers in natural gas processing and marketing agreements in accordance with the five-step process in ASC 606. This is a change from previous conclusions reached for these agreements utilizing the principal versus agent indicators under ASC 605 where the Company determined it was the principal, the midstream processor was the agent and the third-party end user was its customer. As a result, the Company modified its presentation of revenues and operating expenses for these agreements. Revenues related to these agreements are now presented on a net basis for proceeds expected to be received from the midstream processing entity. Revenues from the sale of oil, natural gas and NGLs, where the Company is a non-operating interest partner, are considered in the scope of ASC 808 - Collaborative Arrangements. Therefore, ASC 606 did not change the presentation of these revenues.

Transportation and gathering expense related to other agreements incurred prior to the transfer of control to the customer at the tailgate of the natural gas processing facilities will continue to be presented as transportation and gathering expense.

Revenues from Contracts with Customers

Sales of oil, natural gas and NGLs are recognized at the point control of the commodity is transferred to the customer and collectability is reasonably assured. The majority of the Company’s contracts’ pricing provisions are tied to a commodity market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the oil or natural gas, and prevailing supply and demand conditions. As a result, the price of the oil, natural gas and NGLs fluctuates to remain competitive with the other available oil, natural gas and NGL supplies.

Oil Sales

Under the Company’s crude purchase and marketing contracts, the Company generally sells oil production at the wellhead and collects an agreed-upon index price, net of pricing differentials. In this scenario, the Company recognizes revenue when control transfers to the purchaser at the wellhead at the net price received.

To account for producer imbalances, the Company recognizes revenue on all sales to third party customers regardless of their ownership percentage and adjusts the underlifter or overlifter’s claim on the asset’s remaining reserves. As of December 31, 2020, the Company had an oil imbalance of 1.1 MBbl, which the Company intends to settle with the counterparty in crude oil barrels.

Natural Gas and NGL Sales

Under the Company’s natural gas processing contracts, the Company delivers natural gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sales of NGLs and residue gas. In these scenarios, we evaluate whether we are the principal or the agent in the transaction, and the point at which control of the hydrocarbons transfers to the customer. For those contracts where the Company has concluded the midstream processing entity is the Company’s agent and the third-party end user is its customer (generally the Company’s fixed-fee gathering and processing agreements), the Company recognizes revenue on a gross basis, with transportation and gathering expense presented as an operating expense in the consolidated statements of operations. Alternatively, for those contracts where the Company has concluded the midstream processing entity is its customer and controls the hydrocarbons (generally the Company’s percentage of proceeds gathering and processing agreements), the Company recognizes natural gas and NGL revenues based on the net amount of the proceeds received from the midstream processing company.

In certain natural gas processing agreements, the Company may elect to take its residue gas and/or NGLs in-kind at the tailgate of the midstream entity’s processing plant and subsequently market the product. Through the marketing process, the Company delivers product to the third-party purchaser at a contractually agreed-upon delivery point and receives a specified index price from the purchaser. In this scenario, the Company recognizes revenue when the control transfers to the purchaser at the delivery point based on the index price received from the purchaser. The gathering and processing expense attributable to the gas processing contracts, as well as any transportation expense incurred to deliver the product to the purchaser, are presented as transportation and gathering expense in the consolidated statements of operations.

Performance Obligations

A significant number of the Company’s product sales are short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price of a contract that has an original expected duration of one year or less.

For the Company’s product sales that have a contract term greater than one year, the Company has utilized the practical expedient in ASC 606-10-50-14(a), which states the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, each unit of product generally represents a separate performance obligation; therefore future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

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

Contract Balances

The Company had a certain revenue contract with an initial term beginning on November 1, 2016 and continuing until October 31, 2020 after which the contract was to begin an automatic month-to-month renewal unless terminated by either party giving notice at least six months prior to the effective termination date but in no event could either party give such notice earlier than November 1, 2020. Based on the accounting treatment pursuant to ASC 606 — Revenue from Contracts with Customers, the contract term would end on April 30, 2021 because it could be terminated by either party with no penalty effective as of such date. The contract term impacted the amount of consideration that could be included in the transaction price. The Company recognizes revenue and invoices customers once its performance obligations have been satisfied. When it becomes probable that the Company will not meet its performance obligations, the transaction price allocated to the performance obligation is constrained in the amount of the estimated unmet performance obligation and recognized as a reduction to revenue in the period in which the transaction price changes. On June 12, 2020, the Company and the counterparty to the contract mutually cancelled the contract effective June 30, 2020. As a result of the cancellation, for the year ended December 31, 2020, $12.3 million was recorded as a reduction in the transaction price resulting from unsatisfied performance obligations in the period. For the year ended December 31, 2019, the Company allocated $24.7 million to a satisfied performance obligation recognized within oil sales under ASC 606. As a result of the contract termination, the Company incurred an early termination fee of $13.2 million recorded in other operating expenses for the year ended December 31, 2020. This amount was settled during the third quarter of 2020, and there are no remaining amounts due to the counterparty.

The following table presents the Company’s revenues disaggregated by revenue source. Transportation and gathering costs in the following table are not all of the transportation and gathering expenses that the Company incurs, only the expenses that are netted against revenues pursuant to ASC 606.

	For the Year Ended December 31,
	2020	2019	2018
Revenues:
Oil sales	$382,526	$721,429	$840,687
Natural gas sales	114,786	129,969	121,180
NGL sales	89,634	92,429	134,558
Gathering and compression	1,473	1,261	—
Transportation and gathering included in revenues	(30,515)	(38,453)	(35,682)
Total Revenues	$557,904	$906,635	$1,060,743

There are no other accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of December 31, 2020 and through the date of this filing that would have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 3—Oil and Gas Properties

The Company’s oil and gas properties are entirely within the United States. The net capitalized costs related to the Company’s oil and gas producing activities were as follows (in thousands):

	As of December 31,
	2020	2019
Proved oil and gas properties	$4,743,463	$4,530,934
Unproved oil and gas properties (1)	220,380	524,214
Wells in progress (2)	129,058	149,733
Total capitalized costs (3)	$5,092,901	$5,204,881
Accumulated depletion, depreciation, amortization and impairment charge (4)	$(3,459,689)	(2,985,983)
Net capitalized costs	$1,633,212	$2,218,898

(1) Unproved oil and gas properties represent unevaluated costs the Company excludes from the amortization base until proved reserves are established or impairment is determined.
(2) Costs from wells in progress are excluded from the amortization base until production commences.
(3) Includes accumulated interest capitalized of $45.1 million and $39.8 million as of December 31, 2020 and 2019, respectively.
(4) For more information about proved oil and gas properties impairment, see Note 2 — Basis of Presentation and Significant Accounting Policies.

The following table presents information regarding the Company’s net costs incurred in oil and gas property acquisition, exploration and development activities (in thousands):

	For the Year Ended
	December 31,
	2020	2019
Property acquisition costs:
Proved	$8,071	$21,024
Unproved	8,970	35,207
Exploration costs (1)	—	3,569
Development costs	173,538	588,974
Total	$190,579	$648,774
Total excluding asset retirement costs	$176,629	$598,778

(1) Exploration costs do not include abandonment costs of unproved properties, which are included in the line item exploration and abandonment expenses in the consolidated statements of operations.

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

April 2018 Acquisition

In April 2018, the Company acquired an unaffiliated oil and gas company’s interest in approximately 1,000 net acres of non-producing leasehold primarily located in Arapahoe County, Colorado. Upon closing the seller received approximately $9.4 million in cash. This transaction has been accounted for as an asset acquisition. The acquisition provided new development opportunities in the Core DJ Basin.

January 2018 Acquisition

On January 8, 2018, the Company acquired an unaffiliated oil and gas company’s interest in approximately 1,200 net acres of non-producing leasehold located in Arapahoe County, Colorado. Upon closing the seller received approximately $11.6 million in cash. This transaction has been accounted for as an asset acquisition. The acquisition provided new development opportunities in the Core DJ Basin.

Note 5—Liabilities Subject to Compromise

The Company’s liabilities subject to compromise consisted of the following (in thousands):

December 31, 2020
Accounts payable and accrued liabilities	$54,647
Revenue payable	59,848
Production taxes payable - current	151,971
Production taxes payable - non-current	22,405
Asset retirement obligations - current	14,304
Asset retirement obligations - non-current	80,465
Accrued interest on debt subject to compromise	31,676
2024 Senior Notes due May 15, 2024	400,000
2026 Senior Notes due February 1, 2026	700,189
Deferred liability	7,153
Damages for rejected and settled contracts	582,439
Elevation cash settlement	38,400
Total liabilities subject to compromise	$2,143,497

As discussed in Note 1 — Business and Organization — Voluntary Reorganization under Chapter 11 of the Bankruptcy Code, since the Petition Date, the Company has been operating as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying consolidated balance sheets, the line item liabilities subject to compromise reflects the expected allowed amount of the prepetition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Determination of the value at which liabilities will ultimately be settled was determined when the Bankruptcy Court approved the Plan on December 23, 2020. In addition, the manner by which those liabilities are settled was determined by the aforementioned Plan and will include settlement in cash, Successor Company New Common Stock or a combination. Liabilities subject to compromise includes amounts related to the rejection of various executory contracts and unexpired leases. The Company will continue to evaluate the amount and classification of its prepetition liabilities.

Note 6—Reorganization Items, Net

The Company’s reorganization items, net consisted of the following (in thousands):

For the Year Ending
December 31, 2020
Professional fees	$59,841
Professional services fees	2,200
Trustee fees	801
Damages for rejected and settled contracts	572,126
DIP Credit Facility fees	1,717
Write-off of debt issuance costs	13,541
Court approved vendor settlements	(2,602)
Backstop commitment premium	29,231
Total reorganization items, net	$676,855

The Company has incurred and will continue to incur significant expenses, gains and losses associated with the reorganization, primarily adjustments for allowable claims related to executory contracts approved for rejection by the Bankruptcy Court, negotiated settlements on executory contracts, the write-off of unamortized debt issuance costs and professional fees incurred subsequent to the Chapter 11 filings for the restructuring process. The amount of these items, which are being incurred in reorganization items, net within the Company’s accompanying consolidated statements of operations, are expected to significantly affect the Company’s results of operations.

As of December 31, 2020, $633.6 million of reorganization costs, net consisting of professional fees, trustee fees, damages for rejected or settled contracts and backstop party premiums are accrued and unpaid and are presented in either accounts payable and accrued liabilities or liabilities subject to compromise on the consolidated balance sheets. The write-off of the Senior Notes debt issuance costs are included in reorganization items, net as the underlying debt instruments were impacted by the Chapter 11 Cases. The write-off of the Senior Notes debt issuance costs is a non-cash reorganization item. For the year ended December 31, 2020, the Company had cash charges related to reorganization items, net of $34.4 million.

Note 7—Leases

The Company accounts for leases in accordance with ASC 842, Leases, which it adopted on January 1, 2019, applying the modified retrospective transition approach as of the effective date of adoption (see Note 2 — Basis of Presentation and Significant Accounting Policies — Recent Accounting Pronouncements for impacts of adoption).

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

The Company’s leases have remaining terms up to four years. Certain of our lease agreements contain options to extend or early terminate the agreement. The lease term used to calculate the lease asset and liability at commencement includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that the Company will exercise an option at commencement, it considers various economic factors, including capital expenditure strategies, the nature, length, and underlying terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Based on these determinations, the Company generally determines that the exercise of renewal options would not be reasonably certain in determining the expected lease term for leases, other than certain operating compressor leases.

The discount rate used to calculate the present value of the future minimum lease payments is the rate implicit in the lease, when readily determinable. As the Company’s leases generally do not provide an implicit rate, the Company uses its incremental borrowing rate based on its Prior Credit Facility, which includes consideration of the nature, term, and geographic location of the leased asset.

Certain of the Company’s leases include variable lease payments, including payments that depend on an index or rate, as well as variable payments for items such as property taxes, insurance, maintenance, and other operating expenses associated with leased assets. Payments that vary based on an index or rate are included in the measurement of the Company’s lease assets and liabilities at the rate as of the commencement date. All other variable lease payments are excluded from the measurement of the Company’s lease assets and liabilities and are recognized in the period in which the obligation for those payments is incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

For the year ended December 31, 2020, lease costs, which represent the straight-line lease expense of right-of-use (“ROU”) assets and short-term leases, were as follows (in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,
	2020	2019
Lease Costs included in the Consolidated Balance Sheets
Proved oil and gas properties, including drilling, completions and ancillary equipment, and gathering systems and facilities (1)	$69,104	$259,737

Lease Costs included in the Consolidated Statements of Operations
Operating lease costs (2)	$23,060	$33,025
General and administrative expenses (3)	$3,074	$3,821
Total operating lease costs	$26,134	$36,846

Total lease costs	$95,238	$296,583

(1) Represents short-term lease capital expenditures related to drilling rigs, completions equipment and other equipment ancillary to the drilling and completion of wells.
(2) Includes $6.0 million and $8.8 million of lease costs accounted for under ASC 842 for the years ended December 31, 2020 and 2019, respectively.
(3) Includes $1.0 million and $1.4 million of lease costs accounted for under ASC 842 for the years ended December 31, 2020 and 2019, respectively.

Supplemental cash flow information related to operating leases for the years ended December 31, 2020 and 2019, was as follows (in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$14,146	$12,923
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$5,057	$12,805

Supplemental balance sheet information related to operating leases were as follows (in thousands, except lease term and discount rate):

	2020 Classification	As of December 31, 2020	As of December 31, 2019
Operating Leases
Operating lease right-of-use assets	Other non-current assets	$8,199	$29,186

Operating lease obligation - short-term	Liabilities subject to compromise	4,279	17,388
Operating lease obligation - long-term	Liabilities subject to compromise	4,357	17,166
Total operating lease liabilities		$8,636	$34,554

Weighted Average Remaining Lease Term in Years
Operating leases		2.3	4.4
Weighted Average Discount Rate
Operating leases		4.5%	4.2%

Note 8—Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	As of December 31,
	2020	2019
DIP Credit Facility	$106,727	$—
Prior Credit Facility due August 16, 2022 (or an earlier time as set forth in the credit facility)	453,747	470,000
2024 Senior Notes due May 15, 2024	400,000	400,000
2026 Senior Notes due February 1, 2026	700,189	700,189
Total principal	1,660,663	1,570,189
Unamortized debt issuance costs on Senior Notes (1)	—	(14,412)
Total debt, prior to reclassification to liabilities subject to compromise	1,660,663	1,555,777
Less amounts reclassified to liabilities subject to compromise (2)	(1,100,189)	—
Total debt not subject to compromise (3)	560,474	1,555,777
Less: current portion of long-term debt (4)	(560,474)	—
Total long-term debt, net of current portion	$—	$1,555,777

(1) As a result of the Chapter 11 Cases and the adoption of ASC 852, the Company wrote off all unamortized debt issuance cost balances to reorganization items, net in the consolidated statements of operations during the year ended December 31, 2020.
(2) Debt subject to compromise includes the principal balances of the Company’s Senior Notes, which are unsecured claims in the Chapter 11 Cases and where the payments are stayed.
(3) Debt not subject to compromise includes all borrowings outstanding under the Prior Credit Facility and DIP Credit Facility which are fully secured claims in the Chapter 11 Cases and are expected to be unimpaired.
(4) Due to uncertainties regarding the outcome of the Chapter 11 Cases, the Company has classified the borrowings outstanding under the Prior Credit Facility and DIP Credit Facility as current liabilities on the consolidated balance sheets as of December 31, 2020.

RBL Credit Facility

On the Emergence Date at emergence, pursuant to the terms of the Plan, the Successor Company entered into a $1.0 billion reserve-based credit agreement (“RBL Credit Agreement”) with Wells Fargo Bank, National Association (“RBL Credit Facility”) with an initial borrowing base of $500.0 million. The borrowing base will be redetermined semiannually on or around May 1 and November 1 of each year, with one interim “wildcard” redetermination available to each of the Company and the bank between scheduled redeterminations during any 12-month period. The next scheduled redetermination will be on or around May 1, 2021. The initial elected amount under the RBL Credit Facility is $500.0 million before giving effect to any outstanding letters of credit.

As of the date of this filing, the Company has drawn $253.7 million on the RBL Credit Facility. Total funds available for borrowing under the Company’s RBL Credit Facility, after giving effect to an aggregate of $0.5 million of undrawn letters of credit, were $245.8 million as of the date of this filing.

The RBL Credit Facility provides for a $50.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit. The RBL Credit Facility bears interest either at a rate equal to (a) LIBOR plus an applicable margin that varies from 3.00% to 4.00% per annum or (b) a base rate plus an applicable margin that varies from 2.00% to 3.00% per annum. The RBL Credit Facility matures on July 20, 2024. The grid below shows the base rate margin and eurodollar margin depending on the applicable borrowing base utilization percentage as of the date of this filing:

RBL Credit Facility Borrowing Base Utilization Grid

					Base Rate	Eurodollar	Commitment
Borrowing Base Utilization Percentage	Utilization				Margin	Margin	Fee Rate
Level 1	<25%				2.00%	3.00%	0.50%
Level 2	≥	25%	<	50%	2.25%	3.25%	0.50%
Level 3	≥	50%	<	75%	2.50%	3.50%	0.50%
Level 4	≥	75%	<	90%	2.75%	3.75%	0.50%
Level 5	≥90%				3.00%	4.00%	0.50%

The RBL Credit Facility requires the Company to maintain (i) a consolidated net leverage ratio of less than or equal to 3.00 to 1.00 and (ii) a consolidated current ratio of greater than or equal to 1.00 to 1.00.

The Company is required to pay a commitment fee of 0.50% per annum on the actual daily unused portion of the current aggregate commitments under the RBL Credit Facility. The Company is also required to pay customary letter of credit and fronting fees.

The RBL Credit Agreement also contains customary affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual financial statements and borrowing base certificates, conduct of business, maintenance of property, maintenance of insurance, restrictions on the incurrence of liens, indebtedness, asset dispositions, restricted payments, and other customary covenants.

Additionally, the RBL Credit Agreement contains customary events of default and remedies for credit facilities of this nature. If the Company does not comply with the financial and other covenants in the RBL Credit Agreement, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the RBL Credit Agreement and any outstanding unfunded commitments may be terminated.

Chapter 11 Cases and Effect of Automatic Stay

On June 14, 2020, the Company filed for relief under Chapter 11 of the Bankruptcy Code. The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Predecessor Credit Agreement and the indentures governing the Company’s Senior Notes, resulting in the automatic and immediate acceleration of all of the Company’s outstanding debt under the Predecessor Credit Agreement and Senior Notes. In conjunction with the filing of the Chapter 11 Cases, the Company did not make the $14.8 million interest payment on the Company’s 2024 Senior Notes (as defined below) due on May 15, 2020.

Debtor-in-Possession Financing

On June 16, 2020, in connection with the filing of the Chapter 11 Cases, the Debtors entered into a debtor-in-possession credit agreement on the terms set forth in a Superpriority Senior Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), by and among the Company, as borrower, the Company’s subsidiaries party thereto, as guarantors, the lenders party thereto (the “DIP Lenders”), and Wells Fargo Bank, National Association, as DIP agent and issuing lender, pursuant to which, having been granted the approval of the Bankruptcy Court, the DIP Lenders agreed to provide the Company with a superpriority senior secured debtor-in-possession credit facility (as amended, the “DIP Credit Facility”) with loans in an aggregate principal amount not to exceed $50.0 million that, among other things, will be used to finance the ongoing general corporate needs of the Debtors during the course of the Chapter 11 Cases. In addition to the $50.0 million of incremental loans, the DIP Credit Facility included $75.0 million in Prior Credit Facility loans rolled over into the DIP Credit Facility during July 2020, for a total facility size of $125.0 million.

As is described above, $22.5 million rolled from the Prior Credit Facility to the DIP Credit Facility on June 16, 2020 and an additional $52.5 million rolled on July 20, 2020 upon the Bankruptcy Court’s authorization order (the “Final DIP Order”). On July 27, 2020, the Company drew an additional $20.0 million on the DIP Credit Facility leaving $15.0 million of availability on the facility. The DIP Credit Facility is classified as a current liability on the consolidated balance sheets as of December 31, 2020 as it is fully secured and expected to be unimpaired. As of December 31, 2020, the Company’s DIP Credit Facility borrowings were $35.0 million and $75.0 million had been rolled over from the Prior Credit Facility. As of December 31, 2020, the Company had a undrawn standby letters of credit of $3.5 million under the DIP Credit Facility, which reduced the availability of the undrawn borrowing base. As of December 31, 2020, the total outstanding balance under the DIP Credit Facility was $106.7 million due to land sale proceeds during the fourth quarter that were required to reduce the DIP Credit Facility per the DIP Credit Agreement.

The annualized, weighted average interest rate for the DIP Credit Facility for the year ending December 31, 2020 was approximately 6.75%.

Upon emergence from bankruptcy on the Emergence Date, the DIP Credit Agreement was terminated and the holders of claims under the DIP Credit Agreement received payment in full, in cash, for allowed claims. Also on this date all liens and security interests granted to secure such obligations were automatically terminated and are of no further force and effect.

Predecessor Credit Agreement

As described in Note 1 — Business and Organization — Plan, Disclosure Statement, and Backstop Commitment Agreement, the Company entered into the Predecessor Credit Agreement and subsequent amendments thereto (“Prior Credit Facility”). The acceleration of the obligations under the Predecessor Credit Agreement as of June 14, 2020 resulted in a cross-default and acceleration of the maturity of the Company’s other outstanding long-term debt. As of December 31, 2020, the Prior Credit Facility had a drawn balance of $453.7 million classified as a current liability on the consolidated balance sheet as it was fully secured and unimpaired. Because this debt was fully secured, adequate protection payments paid throughout 2020 were classified as interest expense and not a reduction of principal. As is described in the Debtor-in-Possession Financing section above, $22.5 million rolled from the Prior Credit Facility to the DIP Credit Facility on June 16, 2020 and an additional $52.5 million rolled on July 20, 2020 upon court approval of the Final DIP Order. During the third quarter, due to the cancellation of a certain revenue contract discussed in Note 2 — Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements — Contract Balances, $24.3 million was drawn on a $40.0 million letter of credit secured by the Company’s Prior Credit Facility. As of December 31, 2020 and 2019, the Company had standby letters of credit of $9.4 million and $49.5 million, respectively, which reduced the availability of the undrawn borrowing base. As of the date of this filing, and excluding any undrawn amounts under letters of credit, the available amount to be borrowed under the Prior Credit Facility was zero. As of the date of this filing, the Company had no borrowings outstanding under the Prior Credit Facility due to the Company’s emergence from bankruptcy described below.

Interest was paid on the Prior Credit Facility throughout 2020 because adequate protection was granted by the Bankruptcy Court to holders of the Prior Credit Facility in the form of interest payments. The adequate protection payments were classified as interest expense and not reduction of principal given that the debt was considered fully secured, and the Bankruptcy Court did not take any action to recharacterize the adequate protection payments as principal reduction. The weighted average interest rate for the Prior Credit Facility for the years ending December 31, 2020 and 2019 was 5.0% and 4.8%, respectively.

Upon emergence from bankruptcy on the Emergence Date, the Predecessor Credit Agreement was terminated and the holders of claims under the Predecessor Credit Agreement each received its ratable portion of the Predecessor Credit Agreement for its allowed claims. Also on this date all liens and security interests granted to secure such obligations were automatically terminated and are of no further force and effect.

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

Concurrent with the 2026 Senior Notes Offering (as defined below), the Company commenced a cash tender offer to purchase any and all of its 2021 Senior Notes (the “Tender Offer”). On January 24, 2018, the Company received approximately $500.6 million aggregate principal amount of the 2021 Senior Notes which were validly tendered (and not validly withdrawn). As a result, on January 25, 2018 the Company made a cash payment of approximately $534.2 million, which includes principal of approximately $500.6 million, a make-whole premium of approximately $32.6 million and accrued and unpaid interest of approximately $1.0 million.

On February 17, 2018, the Company redeemed approximately $49.4 million aggregate principal amount of the 2021 Senior Notes that remained outstanding after the Tender Offer and made a cash payment of approximately $52.7 million to the remaining holders of the 2021 Senior Notes, which included a make-whole premium of $3.0 million and accrued and unpaid interest of approximately $0.3 million.

2024 Senior Notes

In August 2017, the Company issued at par $400.0 million principal amount of 7.375% Senior Notes due May 15, 2024 (the “2024 Senior Notes” and the offering, the “2024 Senior Notes Offering”). The 2024 Senior Notes bore an annual interest rate of 7.375%. The interest on the 2024 Senior Notes was payable on May 15 and November 15 of each year which commenced on November 15, 2017. The Company received net proceeds of approximately $392.6 million after deducting fees.

The Company’s 2024 Senior Notes were its senior unsecured obligations and ranked equally in right of payment with all of its other senior indebtedness and senior to any of its subordinated indebtedness. The Company’s 2024 Senior Notes were fully and unconditionally guaranteed on a senior unsecured basis by certain of the Company’s current subsidiaries and by certain future restricted subsidiaries that guarantees its indebtedness under a Prior Credit Facility (the “2024 Senior Notes Guarantors”). The 2024 Senior Notes were effectively subordinated to all of the Company’s secured indebtedness (including all borrowings and other obligations under its Prior Credit Facility) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities (including trade payables) of any of its future subsidiaries that did not guarantee the 2024 Senior Notes.

The 2024 Senior Notes also contained affirmative and negative covenants that, among other things, limited the Company’s and the 2024 Senior Notes Guarantors’ ability to make investments; declare or pay any dividend or make any other payment to holders of the Company’s or any of its 2024 Senior Notes Guarantors’ equity interests; repurchase or redeem any equity interests of the Company; repurchase or redeem subordinated indebtedness; incur additional indebtedness or issue preferred stock; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of the assets of the Company; engage in transactions with the Company’s affiliates; engage in any business other than the oil and gas business; and create unrestricted subsidiaries. The indenture governing the 2024 Senior Notes also contained customary events of default. Upon the occurrence of events of default arising from certain events of bankruptcy or insolvency, the 2024 Senior Notes would have become due and payable immediately without any declaration or other act of the trustee or the holders of the 2024 Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2024 Senior Notes could declare all outstanding 2024 Senior Notes to be due and payable immediately.

The filing of the Chapter 11 Cases resulted in an event of default under and acceleration of the maturity of the Company’s 2024 Senior Notes.

On January 20, 2021, upon emergence from bankruptcy, the 2024 Senior Notes were cancelled. The holders of the 2024 Senior Notes received (i) their proportionate distribution of the New Common Stock and (ii) the right to participate in the Equity Rights Offering.

2026 Senior Notes

In January 2018, the Company issued at par $750.0 million principal amount of 5.625% Senior Notes due February 1, 2026 (the “2026 Senior Notes” and together with the 2024 Senior Notes, the “Senior Notes” and the offering, the offering of the 2026 Senior Notes, “2026 Senior Notes Offering”). The 2026 Senior Notes bore an annual interest rate of 5.625%. The interest on the 2026 Senior Notes was payable on February 1 and August 1 of each year commencing on August 1, 2018. The Company received net proceeds of approximately $737.9 million after deducting fees. The Company used $534.2 million of the net proceeds from the 2026 Senior Notes Offering to fund the tender offer for its 2021 Senior Notes, $52.7 million to redeem any 2021 Senior Notes not tendered and the remainder for general corporate purposes.

The Company’s 2026 Senior Notes were the Company’s senior unsecured obligations and ranked equally in right of payment with all of the Company’s other senior indebtedness and senior to any of the Company’s subordinated indebtedness. The Company’s 2026 Senior Notes were fully and unconditionally guaranteed on a senior unsecured basis by certain of the Company’s current subsidiaries and by certain future restricted subsidiaries that guarantee the Company’s indebtedness under a Prior Credit Facility (the “2026 Senior Notes Guarantors”). The 2026 Senior Notes were effectively subordinated to all of the Company’s secured indebtedness (including all borrowings and other obligations under its Prior Credit Facility) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities (including trade payables) of certain of the Company’s future restricted subsidiaries that do not guarantee the 2026 Senior Notes.

The 2026 Senior Notes also contained affirmative and negative covenants that, among other things, limited the Company’s and the 2026 Senior Notes Guarantors’ ability to make investments; declare or pay any dividend or make any other payment to holders of the Company’s or any of its 2026 Senior Notes Guarantors’ equity interests; repurchase or redeem any equity interests of the Company; repurchase or redeem subordinated indebtedness; incur additional indebtedness or issue preferred stock; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of the assets of the Company; engage in transactions with the Company’s affiliates; engage in any business other than the oil and gas business; and create unrestricted subsidiaries. The indenture governing the 2026 Senior Notes also contained customary events of default. Upon the occurrence of events of default arising from certain events of bankruptcy or insolvency, the 2026 Senior Notes would have become due and payable immediately without any declaration or other act of the trustee or the holders of the 2026 Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2026 Senior Notes could declare all outstanding 2026 Senior Notes to be due and payable immediately.

The filing of the Chapter 11 Cases resulted in an event of default under and acceleration of the maturity of the Company’s 2026 Senior Notes.

On January 20, 2021, upon emergence from bankruptcy, the 2026 Senior Notes were cancelled. The holders of the 2026 Senior Notes received (i) their proportionate distribution of the New Common Stock and (ii) the right to participate in the Equity Rights Offering.

Debt Issuance Costs

Debt issuance costs include origination, legal and other fees incurred in connection with the Company’s Prior Credit Facility and Senior Notes. As of December 31, 2020 and 2019, the Company had debt issuance costs, net of accumulated amortization, of $0.1 million and $2.9 million, respectively, related to its Prior Credit Facility which has been reflected on the Company’s consolidated balance sheet within the line item other non-current assets. As a result of bankruptcy, the Company wrote-off $13.5 million in unamortized debt issuance costs on the Senior Notes to reorganization items, net in the consolidated statements of operations. As of December 31, 2019, the Company had debt issuance costs net of accumulated amortization of $14.4 million related to its Senior Notes, which have been reflected on the Company’s consolidated balance sheets within the line item Senior Notes, net of unamortized debt issuance costs. For the year ended December 31, 2020, 2019 and 2018, the Company recorded amortization expense related to the debt issuance costs $3.7 million, $5.5 million and $13.2 million, respectively.

Debt issuance costs of $1.7 million pertaining to the DIP Credit Facility were expensed to reorganization items, net during the year ended December 31, 2020.

Interest Incurred on Long-Term Debt

As discussed in Note 2 — Basis of Presentation — Automatic Stay, during the proceedings of the Chapter 11 Cases, interest on the Senior Notes ceased being accrued and paid during 2020. However, interest was incurred, accrued and paid on the Prior Credit Facility due to the adequate protections obtained for this facility. Interest was incurred, accrued and paid on the DIP Credit Facility as it was obtained post-petition and approved by the Bankruptcy Court. For the years ended December 31, 2020, 2019 and 2018, the Company incurred interest expense on debt of $58.8 million, $91.5 million and $82.7 million, respectively, and the Company capitalized interest expense on debt of $5.3 million, $7.2 million and $8.2 million, respectively, for the years ended December 31, 2020, 2019 and 2018, which has been reflected in the Company’s consolidated financial statements. Also included in interest expense for the year ended December 31, 2018 was a make-whole premium of $35.6 million related to the Company’s repayment of its 2021 Senior Notes in January and February 2018.

Senior Note Repurchase Program

In January 2019, the Company’s board of directors (the “Board”) authorized a program to repurchase up to $100.0 million of the Company’s Senior Notes (the “Senior Notes Repurchase Program”). The Company’s Senior Notes Repurchase Program was subject to restrictions under the Prior Credit Facility and did not obligate it to acquire any specific nominal amount of Senior Notes. During 2020, the Company did not repurchase any Senior Notes. As a result of the Chapter 11 Cases, the authorization to repurchase Senior Notes is no longer applicable. During 2019, the Company repurchased 2026 Senior Notes with a nominal value of $49.8 million for $39.3 million in connection with the Senior Notes Repurchase Program. Interest expense for the year ended December 31, 2019 contained a $10.5 million gain on debt repurchase related to the Company’s Senior Notes Repurchase Program. The Senior Note Repurchase Program had no impact to interest expense for the years ended December 31, 2020 and 2018.

Note 9—Commodity Derivative Instruments

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

To reduce the impact of fluctuations in oil and natural gas prices on the Company’s revenues, the Company has periodically entered into commodity derivative contracts with respect to certain of its oil and natural gas production through various transactions that limit the downside of future prices received. Future transactions may include price swaps whereby the Company will receive a fixed price for its production and pay a variable market price to the contract counterparty. Additionally, the Company may enter into collars, whereby it receives the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage the Company’s exposure to oil and natural gas price fluctuations.

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company’s derivative contracts are currently with two counterparties, both of which are lenders under the Predecessor Credit Agreement and the DIP Credit Facility. The Company has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparties in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. There are no credit risk related contingent features or circumstances in which the features could be triggered in derivative instruments that are in a net liability position at the end of the reporting period.

Effect of Chapter 11 Cases

The commencement of the Chapter 11 Cases constituted a termination event with respect to the Company’s derivative instruments, which permitted the counterparties to such derivative instruments to terminate their outstanding hedges. Such termination events were not stayed under the Bankruptcy Code. During June 2020, certain of the lenders under the Predecessor Credit Agreement elected to terminate their International Swaps and Derivatives Association master agreements and outstanding hedges with the Company for aggregate settlement proceeds of $96.1 million. The proceeds from these terminations were applied to the outstanding borrowings under the Prior Credit Facility.

The Company’s open commodity derivative contracts as of December 31, 2020 are summarized below:

2021
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	2,629,700
Weighted average fixed price ($/Bbl)	$50.40

The following tables detail the fair value of the Company’s derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for the presentation in the consolidated balance sheets (in thousands):

	As of December 31, 2020
Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets and Liabilities Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet (2)	Net Amounts (3)
Current assets	$8,372	$(1,401)	$6,971	$—	$6,971
Non-current assets	—	—	—	—	—
Current liabilities	(3,548)	1,401	(2,147)	—	(2,147)
Non-current liabilities	—	—	—	—	—

	As of December 31, 2019
Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets and Liabilities Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet (2)	Net Amounts (3)
Current assets	$48,605	$(31,051)	$17,554	$—	$30,783
Non-current assets	38,034	(24,805)	13,229	—	—
Current liabilities	(33,049)	31,051	(1,998)	—	(2,106)
Non-current liabilities	(24,913)	24,805	(108)	—	—

(1) Agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.
(2) Netting for balance sheet presentation is performed by current and non-current classification. This adjustment represents amounts subject to an enforceable master netting arrangement, which are not netted on the consolidated balance sheets. There are no amounts of related financial collateral received or pledged.
(3) Net amounts are not split by current and non-current. All counterparties in a net asset position are shown in the current asset line item, and all counterparties in a net liability position are shown in the current liability line item.

The table below sets forth the commodity derivatives gain (loss) for the years ended December 31, 2020, 2019 and 2018 (in thousands) included in the other income (expense) section of the consolidated statements of operations.

	For the Year Ended December 31,
	2020	2019	2018
Commodity derivatives gain (loss)	$164,968	$(37,107)	$(8,554)

Note 10—Asset Retirement Obligations

The Company follows accounting for asset retirement obligations in accordance with ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The Company’s asset retirement obligations primarily represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing and shut-in wells at the end of their productive lives in accordance with applicable local, state and federal laws, and applicable lease terms.  The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The significant inputs used to calculate such liabilities include estimates of costs to be incurred; the Company’s credit adjusted discount rates, inflation rates and estimated dates of abandonment. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement costs are depleted with proved oil and gas properties using the unit of production method. Asset retirement obligations are currently presented in the line item liabilities subject to compromise on the consolidated balance sheets.

The following table summarizes the activities of the Company’s asset retirement obligations for the periods indicated (in thousands):

	For the Year Ended
	December 31,
	2020	2019
Balance beginning of period	$95,908	$69,791
Liabilities incurred or acquired	$333	$978
Liabilities settled	$(21,533)	$(29,305)
Revisions in estimated cash flows (1)	$13,617	$49,050
Accretion expense	$6,444	$5,394
Balance end of period	$94,769	$95,908

(1) Revisions in estimated cash flows during the year ended December 31, 2020 and 2019 were primarily due to changes in estimates of costs to be incurred to plug and abandon wells and changes in estimated dates of abandonment.

Note 11—Fair Value Measurements

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 and 2019 by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative assets	$—	$6,971	$—	$6,971
Financial Liabilities:
Commodity derivative liabilities	$—	$2,147	$—	$2,147

	Fair Value Measurement at
	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative assets	$—	$30,783	$—	$30,783
Financial Liabilities:
Commodity derivative liabilities	$—	$2,106	$—	$2,106

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (discussed above) and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities. The carrying amount of the Company’s Prior Credit Facility and DIP Credit Facility approximated fair value as it bears interest at variable rates over the term of the loan. The fair values of the 2024 Senior Notes and 2026 Senior Notes were derived from available market data. As such, the Company has classified the 2024 Senior Notes and 2026 Senior Notes as Level 2. Please refer to Note 8 — Long-Term Debt for further information. The Company’s policy is to recognize transfers between levels at the end of the period. The table below (in thousands) does not impact the Company’s financial position, results of operations or cash flows.

	At December 31, 2020		At December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Prior Credit Facility	$453,747	$453,747	$470,000	$470,000
DIP Credit Facility	106,727	106,727	—	—
2024 Senior Notes (1)	400,000	70,732	394,824	250,000
2026 Senior Notes (2)	700,189	123,408	690,953	420,113

(1)The carrying amount of the 2024 Senior Notes includes no unamortized debt issuance costs as of December 31, 2020 and $5.2 million as of December 31, 2019.
(2)The carrying amount of the 2026 Senior Notes includes no unamortized debt issuance costs as of December 31, 2020 and $9.2 million as of December 31, 2019.

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

The Company utilizes fair value on a non-recurring basis to value its proved oil and gas properties when the results of the Company’s impairment evaluations indicate that the undiscounted future cash flows of an asset group do not exceed its carrying value. The Company uses an income approach analysis based on the net discounted future cash flows of proved property. The Company calculates the estimated fair values of its proved property oil and gas assets using a discounted future cash flow model. Significant inputs associated with the calculation of discounted future net cash flows include estimates of (i) recoverable reserves, (ii) future operating and development costs, (iii) future commodity prices, and (iv) a market-based weighted average cost of capital. The Company utilized the NYMEX strip pricing, adjusted for differentials, to value the reserves. These are classified as Level 3 fair value assumptions. At December 31, 2020, the Company’s estimate of commodity prices for purposes of determining discounted future cash flows ranged from a 2021 price of $48.29 per barrel of oil decreasing to a 2022 price of $46.76 per barrel of oil and decreasing further to a 2025 price of $44.84 per barrel of oil. Natural gas prices ranged from a 2021 price of $2.65 per Mcf decreasing to a 2025 price of $2.52 per Mcf. NGL prices ranged from a 2021 price of $13.45 per barrel decreasing to a 2025 price of $12.49 per barrel. These prices were then adjusted for location and quality differentials. The expected future net cash flows were discounted using a rate of 13.5 percent.

For the year ended December 31, 2020, the Company recognized $194.3 million in impairment expense on its oil and gas properties related to assets in its Core DJ Basin field as the fair value did not exceed the Company’s carrying amount attributable primarily to certain downward adjustments to the Company’s reserves due to expirations due to the SEC five year drilling rule caused by the change in business strategy to focus on cash flow rather than maximizing production and reserves growth. Additionally, downward revisions were due to altering the development plan to increase the spacing between wellbores, thus drilling fewer wells, as well as negative performance revisions. For the year ended December 31, 2019, the Company recognized $1.3 billion in impairment expense on its proved oil and gas properties related to assets in its Core DJ Basin field as the fair value did not exceed the Company’s carrying amount attributable primarily to certain downward adjustments to the Company’s reserves due to expirations due to the SEC five year drilling rule caused by the change in business strategy to focus on cash flow rather than maximizing production and reserves growth. No impairment expense was recognized for the year ended December 31, 2018 on proved oil and gas properties in the Company’s Core DJ Basin field. For the years ended December 31, 2020, 2019 and 2018, the Company recognized $3.6 million, $14.5 million and $16.2 million, respectively in impairment expense on its proved oil and gas properties related to assets in its northern field as the fair value did not exceed the Company’s carrying amount attributable primarily to certain downward adjustments to the Company’s economically recoverable proved oil and natural gas reserves.

The Company applies the provisions of ASC 350, Intangibles-Goodwill and Other. Goodwill represents the excess of the purchase price over the estimated value of the net assets acquired in business combinations. The Company tests goodwill for impairment annually on September 30, or whenever other circumstances or events indicate that the carrying amount of goodwill may not be recoverable. The goodwill test was performed at the reporting unit level, which represented the Company’s oil and gas operations in its Core DJ Basin field. If indicators of impairment are determined to exist, an impairment charge is recognized if the carrying value of goodwill exceeds its implied fair value. Any sharp prolonged decreases in the prices of oil and natural gas as well as continued declines in the quoted market price of the Company’s common shares could change the estimates of the fair value of the reporting unit and could result in an impairment charge. The Company performed a quantitative assessment as of September 30, 2018, which concluded the fair value of the reporting unit was greater than its carrying amount. The Company identified triggering events as of December 31, 2018, due to the decrease in commodity pricing and the quoted market price of the Company’s common shares compared to September 30, 2018. As such, the Company performed a quantitative assessment as of December 31, 2018, utilizing an income approach based on estimates of the expected discounted future cash flows of the reporting unit’s oil and gas properties, which concluded the fair value of the reporting unit was not greater than its carrying amount. As a result, the Company recorded goodwill impairment of $54.2 million, the entirety of the balance, for the year ended December 31, 2018. As such, no test for goodwill impairment was necessary for the years ended December 31, 2020 and 2019.

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

Note 12—Equity

Emergence from Chapter 11 Bankruptcy

On Emergence Date, the Company, pursuant to the terms of the Equity Rights Offering, issued New Common Stock in the Successor Company to various stakeholders as discussed in Note 1 — Business and Organization—Emergence from Chapter 11 Bankruptcy.

Warrant Agreements

On the Emergence Date, pursuant to the Plan, the Company entered into a warrant agreement with American Stock Transfer & Trust Company, LLC (“AST”) which provides for the Company’s issuance of up to an aggregate of 2,909,686 Tranche A Warrants (the “Tranche A Warrants”) to purchase New Common Stock to former holders of the Predecessor Common Stock and Predecessor Preferred Stock. The Company also entered into a warrant agreement with AST which provides for the Company’s issuance of up to an aggregate of 1,454,863 Tranche B Warrants (the “Tranche B Warrants” and,

together with the Tranche A Warrants, the “New Warrants”) to purchase New Common Stock to former holders of the Predecessor Common Stock and Predecessor Preferred Stock. As of January 31, 2021, the Company had approximately 2.9 million and 1.5 million of Tranche A Warrants and Tranche B Warrants issued and outstanding, respectively.

Series A Preferred Stock

The holders of our Series A Preferred Stock (the “Series A Preferred Holders”) were entitled to receive a cash dividend of 5.875% per year, payable quarterly in arrears, and the Company had the ability to pay such quarterly dividends in kind at a dividend rate of 10% per year (decreased proportionately to the extent such quarterly dividends were partially paid in cash). The Company had paid the quarterly dividends in kind from the fourth quarter of 2019 until the filing of the Chapter 11 Cases. Because certain provisions within the RSA and the DIP Credit Agreement restricted the Company’s ability to declare a dividend, the Company has not made any dividend payments on the Series A Preferred Stock since the commencement of the Chapter 11 Cases. The Series A Preferred Stock was convertible into shares of our common stock at the election of the Series A Preferred Holders at a conversion ratio per share of Series A Preferred Stock of 61.9195. Until the three-year anniversary of the closing of the Company’s initial public offering (the “IPO,”), the Company could elect to convert the Series A Preferred Stock at a conversion ratio per share of Series A Preferred Stock of 61.9195, but only if the closing price of our common stock had traded at or above a certain premium to our initial offering price, such premium to decrease with time. On October 15, 2019, the three year anniversary had passed for the Series A Preferred Stock to convert into our common stock. Prior to the commencement of the Chapter 11 Cases, the Company could have redeemed the Series A Preferred Stock for the liquidation preference, which was $198.7 million on June 14, 2020. In certain situations, including a change of control, the Series A Preferred Stock could have been redeemed for cash in an amount equal to the greater of (i) 135% of the liquidation preference of the Series A Preferred Stock and (ii) a 17.5% annualized internal rate of return on the liquidation preference of the Series A Preferred Stock. The Series A Preferred Stock would have matured on October 15, 2021, at which time it would have been mandatorily redeemable for cash at the liquidation preference to the extent there were legally available funds to do so.

On the Emergence Date, pursuant to the Plan, each share of Series A Preferred Stock was canceled, released, and extinguished, and is of no further force or effect, and each holder of Series A Preferred Stock received, in full and final satisfaction, compromise, settlement, release, and discharge of, and in exchange for such Series A Preferred Stock, its pro rata share of (a) 1.5% of the New Common Stock, subject to certain dilution; (b) the right to purchase 1.5% of the New Common Stock in the backstopped equity offering to be issued pursuant to the terms of the Equity Rights Offering; (c) 50.0% of the Tranche A Warrants, and (d) 50.0% of the Tranche B Warrants to acquire an aggregate of 15.0% of the New Common Stock.

Elevation Preferred Units

In July 2018 and July 2019, respectively, Elevation sold 150,000 and 100,000 of Elevation Preferred Units at a price of $990 per unit to a third party (the “Purchaser”). The aggregate liquidation preference when the units were sold was $150.0 million and $100.0 million, respectively. These Preferred Units represent the noncontrolling interest presented on the consolidated balance sheets, consolidated statements of operations and consolidated statements of changes in stockholders’ equity (deficit) and noncontrolling interest for periods ended on or prior to December 31, 2019. As part of the July 2018 transaction, the Company committed to Elevation that it would drill at least 297 qualifying wells in the acreage dedicated to Elevation by December 31, 2023, subject to reductions if Elevation does not invest the full amount of capital as initially anticipated. Pursuant to the Fourth Amendment to the Elevation Gathering Agreements between Elevation and Extraction, this drilling commitment would be eliminated, if and only if all Elevation Preferred Units have been redeemed in full or are otherwise no longer outstanding. Please see Note 16 — Commitments and Contingencies — Elevation Gathering Agreements for further details on the settlement to reduce this drilling commitment.

Upon deconsolidation of Elevation Midstream, LLC as discussed in Note 1 — Business and Organization — Deconsolidation of Elevation Midstream, LLC, the $270.5 million Elevation preferred unit balance in the noncontrolling interest line item of the consolidated balance sheets as of March 31, 2020 was removed. The amount comprises the line item effects of deconsolidation of Elevation Midstream, LLC on the consolidated statements of changes in stockholders’ equity (deficit) and noncontrolling interest as of March 31, 2020.

During the twenty-eight months following the July 3, 2018 Preferred Unit closing date, Elevation is required to pay the Purchaser a quarterly commitment fee payable in cash or in kind of 1.0% per annum on any undrawn amounts of such additional $250.0 million commitment. For the year ended December 31, 2020, due to the deconsolidation of Elevation during the first quarter of 2020, the Company’s consolidated statements excluded all commitment fees paid-in-kind from the Preferred Unit commitment fees and dividends paid-in-kind line item in the consolidated statements of changes in stockholders’ equity (deficit) and noncontrolling interest. For the years ended December 31, 2020 and 2019, respectively, Elevation recognized $0.6 million and $3.1 million of commitment fees paid-in-kind.

The Elevation Preferred Units entitle the Purchaser to receive quarterly dividends at a rate of 8.0% per annum. The Dividend is currently payable solely in cash. For the year ended December 31, 2020, due to the deconsolidation of Elevation during the first quarter of 2020, the Company’s consolidated statements excluded all dividends paid-in-kind from the Preferred Unit commitment fees and dividends paid-in-kind line item in the consolidated statements of changes in stockholders’ equity (deficit) and noncontrolling interest. For the years ended December 31, 2020 and 2019, respectively, Elevation recognized $5.5 million and $16.9 million of dividends paid-in-kind.

Elevation Common Units

In May 2020, Elevation’s board of managers issued 1,530,000,000 common units at a price of $0.01 per unit to certain of Elevation’s members other than Extraction through the Capital Raise. The Capital Raise caused Extraction’s ownership of Elevation to be diluted to less than 0.01%. As a result of the Capital Raise, beginning in May 2020 Extraction began accounting for Elevation under the cost method of accounting. In December 2020, the Company reached a settlement with Elevation, which was approved by the Bankruptcy Court and as part of the settlement the Company relinquished all of its remaining ownership in Elevation.

Stock Repurchase Program

In November 2018, the Company announced that the Board had authorized a program to repurchase up to $100.0 million of the Company’s common stock (“Stock Repurchase Program”). On April 1, 2019, the Company announced the Board had authorized an extension and increase to the ongoing Stock Repurchase Program bringing the total amount authorized to $163.2 million (“Extended Stock Repurchase Program”). The Stock Repurchase Program and the Extended Stock Repurchase Program were both completed during 2019, bringing the total amount of common stock repurchased to 38.2 million shares for $163.2 million and a weighted average share price of $4.27. For the years ended December 31, 2019 and 2018, the Company repurchased approximately 34.1 million and 4.1 million shares of its common stock for $137.0 million and $26.2 million, respectively. No common stock was repurchased during 2020.

Note 13—Income Taxes

The components of the income tax expense (benefit) were as follows (in thousands):

	For the Year Ended
	December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State, net of federal benefit	—	—	—
Total current income tax expense (benefit)	$—	$—	$—

Deferred:
Federal	$—	$(93,245)	$56,943
State, net of federal expense (benefit)	—	(15,931)	9,907
Total deferred income tax expense (benefit)	$—	$(109,176)	$66,850

Income tax expense (benefit)	$—	$(109,176)	$66,850

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate to earnings (loss) before income taxes as a result of the following (in thousands):

	For the Year Ended
	December 31,
	2020	2019	2018
Net income (loss) before income taxes	$(1,267,534)	$(1,476,596)	$188,705
Federal income taxes at statutory rate	(266,182)	(310,085)	39,628
State income taxes, net of federal benefit	(41,582)	(52,723)	9,907
Impact of goodwill impairment	—	—	11,386
Bankruptcy costs	18,717	—	—
Deconsolidation of Elevation Midstream LLC	2,448	—	—
Partnership income excluded	—	(3,558)	—
Nondeductible stock-based compensation	3,216	9,436	5,088
Other	2,568	1,626	841
Valuation allowance	280,815	246,128	—
Income tax expense (benefit)	—	(109,176)	66,850
Net income (loss)	$(1,267,534)	$(1,367,420)	$121,855

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):

	As of December 31,
	2020	2019
Deferred Tax Assets:
Net operating loss carryforward	$328,654	$266,446
Stock-based compensation	14,217	17,138
Intangible drilling costs - Section 59(e)	79,755	98,631
Property taxes	7,142	16,812
Reorganization items	144,450	—
Other	20,123	—
Total deferred tax assets	$594,341	$399,027
Deferred Tax Liabilities:
Excess basis of oil and gas properties	(52,199)	(134,484)
Commodity derivatives	(15,199)	(7,071)
Other	—	(11,344)
Total deferred tax liabilities	(67,398)	(152,899)
Less: Valuation allowance	(526,943)	(246,128)
Deferred Taxes, net	$—	$—

Management considers whether some portion or all of the deferred tax assets will be realized based on a more likely than not standard of judgment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company has NOL carryforwards for U.S. income tax purposes that have been generated from the Company’s operations through December 31, 2020 of approximately $1.3 billion, of which $833.6 million was generated before January 1, 2018 and are not subject to the 80 percent limitation of taxable income. Such NOLs will expire beginning in 2036. As of December 31, 2020, the Company had $324.3 million of intangible drilling costs that were capitalized under Code Section 59(e). We believe it is more likely than not that the benefit from NOL carryforwards and other tax attributes will not be fully realized. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets.

The utilization of such NOL carryforwards may be limited upon the occurrence of certain ownership changes as stipulated in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2020, the Company determined that the statutory provision of Section 382 will not limit the Company’s ability to realize future tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and in Colorado. The statute of limitations related to the 2017, 2018 and 2019 tax returns is open through 2021, 2022 and 2023, respectively; however, the ability for the tax authority to adjust the NOL will continue until three years after the NOL is utilized.

As of December 31, 2020, the Company believes that it has no liability for uncertain tax positions. If the Company were to determine there are any uncertain tax positions, the Company would recognize the liability and related interest and penalties within income tax expense. As of December 31, 2020, the Company had no provision for interest or penalties related to uncertain tax positions.

Effect of Chapter 11 Cases and Emergence from Chapter 11 Cases

On July 13, 2020 the Bankruptcy Court entered a final order approving certain procedures (including notice requirements) that certain shareholders and potential shareholders were required to comply with during the pendency of the Chapter 11 Cases regarding transfers of, or declarations of worthlessness with respect to, the Company’s Predecessor Common Stock and Predecessor Preferred Stock, as well as certain obligations with respect to notifying the Company with respect to current share ownership, each of which were intended to preserve the Company’s ability to use its NOLs to offset possible future U.S. taxable income by reducing the likelihood of an ownership change under Section 382 of the Code during the pendency of the Chapter 11 Cases.

The consummation of the Plan on the Emergence Date resulted in an “ownership change” of the Company under Section 382 of the Code. Absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its pre-ownership change net operating losses that may be utilized to offset future taxable income generally will be subject to an annual limitation equal to the value of its stock immediately prior to the ownership change multiplied by the long-term tax exempt rate, plus an additional amount calculated based on certain “built in gains” in its assets that may be deemed to be realized within a 5-year period following any ownership change. This limitation, in the case of the ownership change that occurred as a result of the consummation of the Plan, will be subject to additional rules under Sections 382(l)(5) or (l)(6) of the Code, depending upon whether we are eligible for the application of Section 382(l)(5) of the Code and, if so eligible, whether we affirmatively elect not to apply Section 382(l)(5) of the Code. As a result of such limitation, the Company’s ability to utilize any NOLs or other tax attributes that are not eliminated as a result of cancellation of indebtedness income arising from the consummation of the Plan may be materially limited in the future.

The CARES Act provides relief to corporate taxpayers by permitting a five year carryback of 2018-2020 NOLs, removing the 80% limitation on the carryback of those NOLs, increasing the Section 163(j) 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020 as well as allowing 2019 adjusted taxable income to be utilized for 2020 limitation purposes, and accelerating refunds for minimum tax credit carryforwards, along with a few other provisions.

Note 14—Stock-Based Compensation

2021 Long Term Incentive Plan

On January 20, 2021, as part of the emergence from bankruptcy, the Board adopted the 2021 Long Term Incentive Plan (the “2021 LTIP”) with a share reserve equal to 3,038,657 shares of New Common Stock. The 2021 LTIP provides for the grant of restricted stock units, restricted stock awards, stock options, stock appreciation rights, performance awards and cash awards to the Company’s employees and non-employee board directors. At emergence the Company granted awards under the 2021 LTIP to its directors, officers and employees, including restricted stock units and performance stock units.

2016 Long Term Incentive Plan

In October 2016, the Company’s Board adopted the Extraction Oil & Gas, Inc. 2016 Long Term Incentive Plan (“2016 LTIP”), pursuant to which employees, consultants, and directors of the Company and its affiliates performing services for the Company were eligible to receive awards. The 2016 LTIP provided for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards, and performance awards intended to align the interests of participants with those of stockholders. In May 2019, the Company’s stockholders approved the amendment and restatement of the 2016 LTIP. The amended and restated 2016 Long Term Incentive Plan provided a total reserve of 32.2 million shares of Predecessor Common Stock for issuance pursuant to awards under the 2016 LTIP. Extraction granted awards under the 2016 LTIP to certain directors, officers and employees, including stock options, restricted stock units, performance stock awards, performance stock units, performance cash awards and cash awards. Effective January 20, 2021, as part of the emergence from bankruptcy, the 2016 LTIP was terminated and no longer in effect and all outstanding awards were cancelled.

Restricted Stock Units

Restricted stock units granted under the 2016 LTIP (“RSUs”) generally vested over either a one or three-year service period, with 100% vesting in year one or 25%, 25% and 50% of the units vesting in year one, two and three, respectively. Grant date fair value was determined based on the value of Extraction’s common stock pursuant to the terms of the 2016 LTIP. The Company assumed a forfeiture rate of zero as part of the grant date estimate of compensation cost.

The Company recorded $4.7 million, $23.8 million and $27.9 million of stock-based compensation costs related to RSUs for the years ended December 31, 2020, 2019 and 2018, respectively. These costs were included in the consolidated statements of operations within the general and administrative expenses line item. As of December 31, 2020, there was $2.9 million of total unrecognized compensation cost related to the unvested RSUs granted to certain directors, officers and employees that is expected to be recognized over a weighted average period of 1.0 year.

The following table summarizes the RSU activity from January 1, 2018 through December 31, 2020 and provides information for RSUs outstanding at the dates indicated.

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs at January 1, 2018	2,906,473	$19.51
Granted	1,226,768	$12.53
Forfeited	(95,725)	$14.94
Vested	(935,181)	$19.44
Non-vested RSUs at December 31, 2018	3,102,335	$16.91
Granted	1,905,918	$4.75
Forfeited	(469,035)	$10.54
Vested	(1,903,453)	$18.20
Non-vested RSUs at December 31, 2019	2,635,765	$8.32
Granted	1,409,765	$0.75
Forfeited	(1,852,249)	$3.00
Vested	(1,007,930)	$9.09
Non-vested RSUs at December 31, 2020	1,185,351	$6.99

Performance Stock Awards

The Company granted performance stock awards (“PSAs”) to certain executives under the 2016 LTIP in October 2017, March 2018, April 2019 and March 2020. The number of shares of the Company’s common stock that may be issued to settle these various PSAs ranges from zero to two times the number of PSAs awarded. PSA’s that settle in cash are presented as liability awards. Generally, the shares issued for PSAs are determined based on the satisfaction of a time-based vesting schedule and a weighting of one or more of the following: (i) absolute total stockholder return (“ATSR”), (ii) relative total stockholder return (“RTSR”), as compared to the Company’s peer group and (iii) cash return on capital invested (“CROCI”) or return on invested capital (“ROIC”) measured over a three-year period and vest in their entirety at the end of the three-year measurement period. Any PSAs that have not vested at the end of the applicable measurement period are forfeited. The vesting criterion that is associated with the RTSR is based on a comparison of the Company’s total shareholder return for the measurement period compared to that of a group of peer companies for the same measurement period. As the ATSR and RTSR vesting criteria are linked to the Company’s share price, they each are considered a market condition for purposes of calculating the grant-date fair value of the awards. The vesting criterion that is associated with the CROCI and ROIC are considered a performance condition for purposes of calculating the grant-date fair value of the awards.

The fair value of the PSAs was measured at the grant date with a stochastic process method using a Monte Carlo simulation. Significant assumptions used in this simulation include the Company’s expected volatility, risk-free interest rate based on U.S. Treasury yield curve rates with maturities consistent with the measurement period as well as the volatilities for each of the Company’s peers.

The assumptions used in valuing the PSAs granted were as follows:

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Risk free rates	0.6%	2.3%	2.3%
Dividend yield	—	—	—
Expected volatility	83.7%	58.5%	59.9%

The Company recorded $1.7 million, $7.3 million and $5.7 million of stock-based compensation costs related to PSAs for the years ended December 31, 2020, 2019 and 2018, respectively. These costs were included in the consolidated statements of operations within the general and administrative expenses line item. As of December 31, 2020, there was $0.9 million of total unrecognized compensation cost related to the unvested PSAs granted to certain executives that is expected to be recognized over a weighted-average period of 1.1 years.

The following table summarizes the PSA activity from January 1, 2018 through December 31, 2020 and provides information for PSAs outstanding at the dates indicated.

		Weighted Average
	Number of	Grant Date
	Shares(1)	Fair Value
Non-vested PSAs at January 1, 2018	832,163	$8.85
Granted	1,961,920	$9.06
Forfeited	—	$—
Vested	—	$—
Non-vested PSAs at December 31, 2018	2,794,083	$9.00
Granted	1,224,696	$5.63
Forfeited	(418,229)	$8.17
Cancelled	(737,360)	$8.85
Vested	—	$—
Non-vested PSAs at December 31, 2019	2,863,190	$7.72
Granted	5,952,700	$0.29
Forfeited (2)	(5,881,200)	$0.29
Cancelled	(1,738,411)	$9.06
Vested	—	$—
Non-vested PSAs at December 31, 2020	1,196,279	$5.32

(1)The number of awards assumes that the associated maximum vesting condition is met at the target amount. The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to one for the 2017 and 2018 grants and ranges from zero to two for the 2019 and 2020 grants, depending on the level of satisfaction of the vesting condition.
(2)The Company approved retention agreements on June 12, 2020 with certain executives and senior managers. These retention agreements, are subject to repayment upon a resignation without “good reason” or termination of employment for “cause” before specified dates and events. As a condition to participating in the revised compensation program, the equity compensation awards granted in 2020 were forfeited.

Stock Options

Expense on the stock options is recognized on a straight-line basis over the service period of the award less awards forfeited. The fair value of the stock options was measured at the grant date using the Black-Scholes valuation model. The Company utilized the “simplified” method to estimate the expected term of the stock options granted as at the time there was limited historical exercise data available in estimating the expected term of the stock options. Expected volatility is based on the volatility of the historical stock prices of the Company’s peer group. The risk-free rates are based on the yields of U.S. Treasury instruments with comparable terms. A dividend yield and forfeiture rate of zero were assumed. Stock options granted under the 2016 LTIP vest ratably over three years and are exercisable immediately upon vesting through the tenth anniversary of the grant date. To fulfill options exercised, the Company will issue new shares.

The Company recorded no stock-based compensation costs related to stock options for the year ended December 31, 2020. The Company recorded $12.1 million and $15.1 million of stock-based compensation costs related to the stock options for the years ended December 31, 2019 and 2018, respectively. These costs were included in the consolidated statements of operations within the general and administrative expenses line item. As of December 31, 2020, there are no remaining unrecognized compensation costs related to the stock options granted to certain executives.

The following table summarizes the assumptions used for the Black-Scholes valuation model to calculate the stock-based compensation expense for the year ended December 31, 2018. No stock options were granted for the years ended December 31, 2020, 2019, and 2018.

For the Year Ended
December 31, 2018
Risk free rates	2.0%
Dividend yield	—
Expected volatility	58.9%
Expected term (in years)	6.0

The weighted average fair value at the date of grant for stock options granted is as follows:
Weighted average per share	$8.66
Total options granted	744,428
Total weighted average fair value of options granted (in thousands)	$6,445

The following table summarizes the stock option activity from January 1, 2018 through December 31, 2020 and provides information for stock options outstanding at the dates indicated.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Non-vested Stock Options at January 1, 2018	3,496,290	$18.50	$—
Granted	—	$—	$—
Forfeited	—	$—	$—
Vested	(1,748,142)	$18.49	$—
Non-vested Stock Options at December 31, 2018	1,748,148	$18.50	$—
Granted	—	$—	$—
Forfeited	—	$—	$—
Vested	(1,748,148)	$18.50	$—
Non-vested Stock Options at December 31, 2019	—	$—	$—
Granted	—	$—	$—
Forfeited	—	$—	$—
Vested	—	$—	$—
Non-vested Stock Options at December 31, 2020	—	$—	$—

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2020.

Outstanding and Exercisable Options
	Weighted-Average	Weighted-Average
Options	Remaining Contractual Life	Exercise Price	Aggregate Intrinsic Value (thousands)
4,500,000	5.9 years	$19.00	$—
744,428	6.8 years	$15.53	$—
5,244,428	6.0 years	$18.50	$—

Incentive Restricted Stock Units

Officers of the Company contributed 2.7 million shares of common stock to Extraction Employee Incentive, LLC (“Employee Incentive”), which is owned solely by certain officers of the Company. Employee Incentive issued restricted stock units (“Incentive RSUs”) to certain employees. Incentive RSUs vested over a three-year service period, with 25%, 25% and 50% of the units vesting in year one, two and three, respectively. On July 17, 2017, the partners of Employee Incentive amended the vesting schedule in which 25% vested immediately and the remaining Incentive RSUs vest 25%, 25% and 25% each six months thereafter, over the remaining 18 month service period. Grant date fair value was determined based on the value of the Company’s common stock on the date of issuance. The Company assumed a forfeiture rate of zero as part of the grant date estimate of compensation cost.

The Company recorded no stock-based compensation costs related to Incentive RSUs for the year ended December 31, 2020. The Company recorded $0.8 million and $19.6 million of stock-based compensation costs related to Incentive RSUs for the years ended December 31, 2019 and 2018, respectively. These costs were included in the consolidated statements of operations within the general and administrative expenses line item. As of December 31, 2020, there are no remaining unrecognized compensation costs related to the Incentive RSUs granted to certain employees.

The following table summarizes the Incentive RSU activity from January 1, 2018 through December 31, 2020 and provides information for Incentive RSUs outstanding at the dates indicated.

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested Incentive RSUs at January 1, 2018	1,496,175	$20.45
Granted	—	$—
Forfeited	(41,400)	$20.45
Vested	(978,775)	$20.45
Non-vested Incentive RSUs at December 31, 2018	476,000	$20.45
Granted	—	$—
Forfeited	—	$—
Vested	(476,000)	$20.45
Non-vested Incentive RSUs at December 31, 2019	—	$—
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Non-vested Incentive RSUs at December 31, 2020	—	$—

Note 15—Earnings (Loss) Per Share

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

The components of basic and diluted EPS were as follows (in thousands, except per share data):

	For the Year Ended December 31,
	2020	2019	2018
Basic and Diluted Income (Loss) per Share
Net income (loss)	$(1,267,534)	$(1,367,420)	$121,855
Less: Noncontrolling interest	(6,160)	(19,992)	(7,287)
Less: Adjustment to reflect Series A Preferred Stock dividend	(8,749)	(12,796)	(10,885)
Less: Adjustment to reflect accretion of Series A Preferred Stock discount	(7,366)	(6,640)	(5,984)
Net income (loss) available to common shareholders, basic and diluted	$(1,289,809)	$(1,406,848)	$97,699
Weighted Average Common Shares Outstanding (1) (2) (3)
Basic and diluted	138,149	151,481	174,748
Net Income (Loss) Allocated to Common Shareholders per Common Share
Basic and diluted	$(9.34)	$(9.29)	$0.56

(1)For the year ended December 31, 2020, 1,185,351 potentially dilutive shares associated with restricted stock awards outstanding were not included in the calculation above, as they had an anti-dilutive effect on EPS. Additionally, 5,244,428 common shares for stock options were excluded as they were out of the money and 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded.
(2)For the year ended December 31, 2019, 2,635,765 potentially dilutive shares associated with restricted stock awards outstanding were not included in the calculation above, as they had an anti-dilutive effect on EPS. Additionally, 5,244,428 common shares for stock options were excluded as they were out of the money and 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded.
(3)For the year ended December 31, 2018, 3,102,335 potentially dilutive shares were not included in the calculation above, as they had an anti-dilutive effect on EPS, including restricted stock awards, stock options outstanding and performance stock awards contingently issuable, if December 31, 2018 was the end of the measurement period. Additionally, the 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded.

Note 16—Commitments and Contingencies

Chapter 11 Cases

On June 14, 2020, the Company filed the Chapter 11 Cases seeking relief under the Bankruptcy Code. The Company continues to operate its business and manage its properties in the ordinary course of business pursuant to the applicable provisions of the Bankruptcy Code. In addition, commencement of the Chapter 11 Cases automatically stayed many of the proceedings and actions against the Company (other than regulatory enforcement matters), including those noted below. Please refer to Note 1 — Business and Organization for more information on the Chapter 11 Cases.

General

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not meet such commitments, the acreage positions or wells may be lost, or the Company may be required to pay damages if certain performance conditions are not met.

Leases

The Company has entered into operating leases for certain office facilities, compressors and office equipment. As of December 31, 2020, the Company leased one office space under an operating lease agreement that expires on November 30, 2021. Rent expense was $3.1 million, $3.5 million and $3.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. On January 1, 2019, the Company adopted ASC Topic 842, Leases, using the modified retrospective approach. Refer to Note 7 — Leases for additional information.

In connection with the Chapter 11 Cases, the Company filed a motion to reject its drilling rig contracts effective June 14, 2020. For one of the contracts, the rejection resulted in the removal of the lease liability and net right-of-use asset in the amount of $6.7 million from the consolidated balance sheets. The Company amended its office lease contract effective December 7, 2020. The amendment resulted in the removal of the lease liability and the net right-of-use asset in the amount of $13.2 million and $9.4 million, respectively.

Maturities of operating lease liabilities associated with right-of-use assets including imputed interest but excluding rejected contracts were as follows (in thousands):

	As of December 31, 2020		As of December 31, 2019
		2020	19,040
2021	4,549	2021	5,247
2022	3,176	2022	2,211
2023	1,139	2023	2,246
2024	199	2024	2,301
Thereafter	—	Thereafter	8,273
Total lease payments (1)	9,063	Total lease payments (1)	39,318
Less imputed interest	(427)	Less imputed interest	(4,735)
Present value of lease liabilities (2)	$8,636	Present value of lease liabilities (3)	$34,583

(1) Calculated using the estimated interest rate for each lease.
(2) The total present value of lease liabilities was recorded in liabilities subject to compromise on the consolidated balance sheets as of December 31, 2020.
(3) Of the total present value of lease liabilities, $17.4 million was recorded in accounts payable and accrued liabilities and $17.2 million was recorded in other non-current liabilities on the consolidated balance sheets as of December 31, 2019.

Drilling Rigs

As of December 31, 2020, the Company was not subject to commitments on any drilling rigs. As part of its case in chapter 11, the Company filed a motion to reject its drilling rig contracts. As such, the Company recorded $6.7 million in liabilities subject to compromise on the consolidated balance sheets as of December 31, 2020, and in reorganization items, net on the consolidated statements of operations. During the first quarter of 2021, the Company agreed to have a drilling rig on a 30-day rolling term drill various pads during 2021.

Delivery Commitments

During the third and fourth quarters of 2020, the majority of the Company’s material midstream contracts were renegotiated and/or rejected by the Bankruptcy Court as part of the Chapter 11 Cases. As a result of these rejections or renegotiated contracts, the Company eliminated the majority of its minimum volume commitments as described below and accrued $550.5 million within liabilities subject to compromise on the consolidated balance sheets as of December 31, 2020 and in reorganization items, net on the consolidated statements of operations for the year ended December 31, 2020.

The Company was subject to a firm transportation agreement that commenced in November 2016 and had a ten-year term with a monthly minimum delivery commitment of 45,000 Bbl/d in year one, 55,800 Bbl/d in year two, 61,800 Bbl/d in years three through seven and 58,000 Bbl/d in years eight through ten. Until July 2020, these commitments were obligations of the Company’s third-party oil marketer, which reverted back to the Company when the associated oil marketing contract terminated in June 2020. After termination of the aforementioned contract with its third-party oil marketer, the Company had a long-term crude oil delivery commitment agreement that commenced on July 1, 2020. Before the Bankruptcy Court rejected this contract, the Company’s long-term crude oil delivery commitment had a monthly minimum delivery commitment of 61,800 Bbl/d through October 2023 and then would have reduced to 58,000 Bbl/d through October 2026. The Company was required to pay a shortfall fee for any volume deficiencies under these commitments. On November 2, 2020, the Bankruptcy Court ruled in favor of the Company rejecting this contract with an effective date as of June 14, 2020, and, therefore, the Company has no remaining minimum volume commitments under this transportation contract. On December 19, 2020, the Company and the counterparty entered into a settlement agreement and also entered into a new supply agreement that has no minimum volume commitments.

The Company had two long-term crude oil gathering commitments with two former unconsolidated subsidiaries in which the Company had a de minimis minority ownership interest. Please see Note 1 — Business and Organization — Deconsolidation of Elevation Midstream, LLC for further information. The first agreement commenced in November 2016 and had a term of ten years with a minimum volume commitment of an average of 9,167 Bbl/d in year one, 17,967 Bbl/d in year two, 18,800 Bbl/d for years three through five and 10,000 Bbl/d for years six through ten. The second agreement commenced in October 2019 and had a term of ten years for an average of 3,200 Bbl/d in year one, 8,000 Bbl/d in year two, 14,000 Bbl/d in year three, 16,000 Bbl/d in years four through eight, 12,000 Bbl/d in year nine and 10,000 Bbl/d in year ten. The Company would have been required to pay a shortfall fee for any volume deficiencies under these commitments. On November 2, 2020, the Bankruptcy Court ruled in favor of the Company rejecting both of these crude oil gathering contracts with an effective date of June 14, 2020, and, therefore, the Company has no remaining minimum volume commitments under these contracts. On January 4, 2021, the Company and the counterparty entered into a settlement agreement and subsequently entered into two new transportation service agreements that have no minimum volume commitments.

In February 2019, the Company entered into a long-term gas gathering and processing agreement with a third-party midstream providers. The agreement commenced in November 2019 and had a term of twenty years with a minimum volume commitment of 251 Bcf to be delivered within the first seven years. The annual commitments over seven years were to be delivered on an average 85,000 Mcf/d in year one, 125,000 Mcf/d in year two, 140,000 Mcf/d in year three, 118,000 Mcf/d in year four, 98,000 Mcf/d in year five, 70,000 Mcf/d in year six and 52,000 Mcf/d in year seven. On January 20, 2021, the Company and the counterparty entered into a settlement agreement and amended its three long-term gas gathering and processing agreements and one oil gathering agreement with the same party. As part of the settlement and amended agreements, all prior minimum volume commitments were relieved. There are no minimum volume commitments in the amended agreements.

The Company entered into another long-term gas gathering and processing agreement with a different third party midstream provider in February 2019. This agreement commenced in January 2020 and has a term of ten years with an annual minimum volume commitment of 13.0 Bcf. This agreement also includes a commitment to sell take-in-kind NGLs from other processing agreements of 4,000 Bbl/d in year one and 7,500 Bbl/d in years two through seven with the ability to roll up to a 10% shortfall in a given month to the subsequent month. On December 23, 2020, the Company and the counterparty entered into a settlement and amended the agreement. As part of the settlement and amended agreement, there were no changes made to the minimum volume commitments.

In collaboration with several other producers and a midstream provider, on December 15, 2016 and August 7, 2017, the Company agreed to participate in expansions of natural gas gathering and processing capacity in the DJ Basin. The plan included two new processing plants as well as the expansion of related gathering systems. The first plant commenced operations in August 2018 and the second plant commenced operations in July 2019. The Company’s share of these commitments will require an incremental 51.5 and 20.6 MMcf per day, respectively, over a baseline volume of 65 MMcf per day to be delivered after the plants’ in-service dates for a period of seven years thereafter. The Company may be required to pay a shortfall fee for any incremental volume deficiencies under these commitments. These contractual obligations can be reduced by the Company’s proportionate share of the collective volumes delivered to the plants by other third-party incremental volumes available to the midstream provider at the new facilities that are in excess of the total commitments. The Company is also required for the first three years of each contract to guarantee a certain target profit margin on these volumes sold.

In July 2019, the Company entered into three long-term contracts to supply 125,000 dekatherms of residue gas per day for five years to a transportation company. On November 24, 2020, the Bankruptcy Court ruled in favor of the Company rejecting this contract with an effective date as of December 10, 2020, and, therefore, the Company has no remaining minimum volume commitments under this transportation contract. The Company had previously posted a letter of credit for this agreement in the amount of $8.7 million. On February 8, 2021, the transportation company drew the full amount of the letter of credit on the Company’s RBL Credit Facility, and this drawing was converted into a borrowing under the RBL Credit Facility.

Elevation Gathering Agreements

In July 2018, the Company entered into three long-term gathering agreements (the “Elevation Gathering Agreements”) for gas, crude oil and produced water with Elevation. Under the agreements, the Company agreed to drill 100 wells in Broomfield and 325 wells in Hawkeye by December 31, 2023 if both facilities are to be built, subject to adjustments if less capital is spent. If the Company wer to fail to complete the wells by the applicable deadline, then it would be in breach of the agreement and Elevation could attempt to assert damages against Extraction and its affiliates. During the first quarter of 2020, Elevation postponed indefinitely further development of gathering systems and facilities that were to be constructed to service the Company’s acreage in Hawkeye and another project in the Southwest Wattenberg area. Due to the decision to not complete the Hawkeye facilities and based on the amount of capital invested, Elevation had asserted that the drilling commitment now consists of 297 wells in the Broomfield area of operations with a deadline of December 31, 2022. As discussed below, in December 2020 this drilling commitment was further reduced to 106 wells.

In April 2019, the Elevation Gathering Agreements were amended to provide for, among other amendments, the inclusion of additional gathering facilities that would produce into Elevation’s Badger facility.

In December 2019, the Elevation Gathering Agreements were further amended to provide Elevation additional connection fees that are consistent with market terms (the “Connect Fees”). In the fourth quarter of 2019, the Company incurred and paid $19.5 million for Connect Fees pursuant to the Elevation Gathering Agreements, and in the first quarter of 2020 the Company incurred and paid $23.5 million. The Company did not incur additional Connect Fees for the year ended December 31, 2020.

In April 2020, pursuant to the amendment to the Elevation Gathering Agreements made in April 2019 discussed above, Elevation asserted that the additional gathering facilities that were required to be completed by April 1, 2020 were not built thus Extraction must make a payment to Elevation in the amount of 135% of all costs incurred by Elevation as of such date for the development and construction of such additional gathering facilities. On April 2, 2020, Elevation demanded payment of $46.8 million due to an alleged breach in contract stemming from a purported failure to complete the pipeline extensions connecting certain wells to the Badger central gathering facility prior to April 1, 2020. The Company recorded the amount in liabilities subject to compromise on the condensed consolidated balance sheet as of December 31, 2020 and in other operating expenses on the condensed consolidated statements of operations for the year ended December 31, 2020.

On December 15, 2020, the Company and Elevation reached an agreement regarding amendments to the gathering agreements and the settlement of all outstanding claims. As part of the settlement, the Company will pay Elevation $38.4 million in cash over 24 months, and Elevation submitted an unsecured claim of $80.0 million with the Bankruptcy Court. The agreement released certain areas from future dedication, provided a reduction in certain gathering fees, a reduction in the number of wells subject to the drilling commitment, and an extended term in order to satisfy the remaining drilling commitment. The Company also relinquished the nominal common interest ownership it had in Elevation. The Company previously accrued $46.8 million and $4.2 million of accrued interest related to the aforementioned alleged breach in contract. During the third quarter of 2020, the Company accrued an additional $68.7 million within liabilities subject to compromise on the consolidated balance sheets and in reorganization items, net on the consolidated statements of operations.

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

Environmental. Due to the nature of the oil and natural gas industry, the Company is exposed to environmental risks. The Company has various policies and procedures to minimize and mitigate the risks from environmental contamination or with respect to environmental compliance issues. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. Except as discussed herein, the Company is not aware of any material environmental claims existing as of December 31, 2020 which have not been provided for or would otherwise have a material impact on the Company’s financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws, compliance matters or other environmental liabilities will not be discovered on our properties. The liability ultimately incurred with respect to a matter may exceed the related accrual.

COGCC Notices of Alleged Violations (“NOAVs”). The Company has received NOAVs from the Colorado Oil and Gas Conservation Commission (the “COGCC”) for alleged compliance violations that the Company has responded to. The Company does not believe penalties that could result from these NOAVs will have a material effect on its business, financial condition, results of operations or liquidity, but Extraction is in negotiations to settle all of its outstanding NOAVs with the COGCC, and the ultimate settlement amount is expected to exceed $600,000.

Note 17—Related Party Transactions

Elevation Midstream, LLC

As discussed in Note 16 — Commitments and Contingencies — Elevation Gathering Agreements, on April 2, 2020, Elevation demanded payment of $46.8 million due to an alleged breach in contract stemming from a purported failure to complete the pipeline extensions connecting certain wells to the Badger central gathering facility prior to April 1, 2020. In December 2020, the Company and Elevation reached an agreement regarding amendments to the gathering agreements and the settlement of outstanding claims. As part of the settlement, the Company will pay Elevation $38.4 million in cash over 24 months, and Elevation submitted an unsecured claim of $80.0 million with the Bankruptcy Court. The agreement released certain areas from future dedication, provided a reduction in certain gathering fees, a reduction in the number of wells subject to the drilling commitment, and an extended term in order to satisfy the drilling commitment. The Company also relinquished the nominal common interest ownership it had in Elevation. The Company previously accrued $46.8 million and $4.2 million of accrued interest related to the aforementioned alleged breach in contract. During the third quarter of 2020, the Company accrued an additional $68.7 million within liabilities subject to compromise on the consolidated balance sheets and in reorganization items, net on the consolidated statements of operations.

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

Note 18—Segment Information

Beginning in the fourth quarter of 2018, the Company had two operating segments, (i) the exploration, development and production of oil, natural gas and NGL (the “exploration and production segment”) and (ii) the construction of and support of midstream assets to gather and process crude oil and gas production (the “gathering and facilities segment”). Elevation Midstream, LLC comprised the gathering and facilities segment. Through March 16, 2020, the results of Elevation were included in the consolidated financial statements of Extraction. Effective March 17, 2020, the results of Elevation Midstream, LLC are no longer consolidated in Extraction’s results; however, the Company’s prior quarter segment disclosures included the gathering and facilities segment because it was consolidated through March 16, 2020. Please see Note 1 — Business and Organization — Deconsolidation of Elevation Midstream, LLC for further information. After March 31, 2020, the Company had a single reportable segment.

Financial information of the Company’s reportable segments was as follows for the years ended December 31, 2020. 2019 and 2018 (in thousands).

	For the Year Ended December 31, 2020
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from third parties	556,431	1,473	—	$557,904
Revenues from Extraction	—	4,513	(4,513)	—
Total Revenues	$556,431	$5,986	$(4,513)	$557,904

Operating Expenses and Other Income (Expense):
Direct operating expenses	$(249,720)	$(3,935)	$4,294	$(249,361)
Depletion, depreciation, amortization and accretion	(331,220)	(1,099)	—	(332,319)
Interest income	88	29	—	117
Interest expense	(57,143)	—	—	(57,143)
Earnings in unconsolidated subsidiaries	—	480	—	480
Subtotal Operating Expenses and Other Income (Expense):	$(637,995)	$(4,525)	$4,294	$(638,226)

Segment Assets	$2,025,199	$—	$—	$2,025,199
Capital Expenditures	176,505	(6,311)	—	170,194
Investment in Equity Method Investees	—	—	—	—
Segment EBITDAX	447,919	1,256	—	449,175

	For the Year Ended December 31, 2019
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from third parties	$905,374	$1,261	$—	$906,635
Revenues from Extraction	—	5,618	(5,618)	—
Total Revenues	$905,374	$6,879	$(5,618)	$906,635

Operating Expenses and Other Income (Expense):
Direct operating expenses	$(223,707)	$(2,258)	$5,131	$(220,834)
Depletion, depreciation, amortization and accretion	(523,122)	(1,415)	—	(524,537)
Interest income	449	1,379	—	1,828
Interest expense	(79,232)	—	—	(79,232)
Earnings in unconsolidated subsidiaries	—	2,285	—	2,285
Subtotal Operating Expenses and Other Income (Expense):	$(825,612)	$(9)	$5,131	$(820,490)

Segment Assets	$2,554,893	$377,925	$(5,861)	$2,926,957
Capital Expenditures	597,677	202,624	—	800,301
Investment in Equity Method Investees	—	44,584	—	44,584
Segment EBITDAX	607,560	3,653	(487)	610,726

	For the Year Ended December 31, 2018
	Exploration and Production	Gathering and Facilities	Elimination of Intersegment Transactions	Consolidated Total
Revenues:
Revenues from third parties	$1,060,743	$—	$—	$1,060,743
Revenues from Extraction	—	—	—	—
Total Revenues	$1,060,743	$—	$—	$1,060,743

Operating Expenses and Other Income (Expense):
Direct operating expenses	(209,169)	—	—	(209,169)
Depletion, depreciation, amortization and accretion	(435,736)	(39)	—	(435,775)
Interest income	461	1,467	—	1,928
Interest expense	(123,330)	—	—	(123,330)
Earnings in unconsolidated subsidiaries	319	2,544	—	2,863
Subtotal Operating Expenses and Other Income (Expense):	$(767,455)	$3,972	$—	$(763,483)

Segment Assets	$3,896,966	$269,337	$(276)	$4,166,027
Capital Expenditures	892,548	108,198	—	1,000,746
Investment in Equity Method Investees	—	15,487	—	15,487
Segment EBITDAX	658,565	1,187	—	659,752

The following table presents a reconciliation of Adjusted EBITDAX by segment to the GAAP financial measure of income (loss) before income taxes for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Reconciliation of Adjusted EBITDAX to Income (Loss) Before Income Taxes
Exploration and production segment EBITDAX	$447,919	$607,560	$658,565
Gathering and facilities segment EBITDAX	1,256	3,653	1,187
Elimination of intersegment transactions segment EBITDAX	—	(487)	—
Subtotal of Reportable Segments	$449,175	$610,726	$659,752
Less:
Depletion, depreciation, amortization and accretion	(332,319)	(524,537)	(435,775)
Impairment of long lived assets	(208,463)	(1,337,996)	(70,928)
Other operating expenses	(79,615)	—	—
Exploration and abandonment expenses	(258,932)	(88,794)	(31,611)
Gain on sale of property and equipment and assets of unconsolidated subsidiary	122	(421)	136,834
Commodity derivative gain (loss)	164,968	(37,107)	(8,554)
Settlements on commodity derivative instruments	(188,822)	5,790	123,518
Premiums paid for derivatives that settled during the period	—	18,929	7,148
Stock-based compensation expense	(6,511)	(43,954)	(68,349)
Amortization of debt issuance costs	(3,685)	(5,482)	(13,250)
Interest expense	(53,458)	(84,236)	(110,080)
Gain on repurchase of 2026 Senior Notes	—	10,486	—
Loss on deconsolidation of Elevation Midstream, LLC	(73,139)	—	—
Reorganization items, net	(676,855)	—	—
Income (Loss) Before Income Taxes	$(1,267,534)	$(1,476,596)	$188,705

Note 19—Supplemental Oil and Gas Reserve Information (Unaudited)

Results of Operations for Oil, Natural Gas and NGL Producing Properties

The following are the results of operations (in thousands) of the Company’s oil and gas producing activities, before corporate overhead and interest expenses. The Company assumed a statutory rate of 24.7% for the years ended December 31, 2020, 2019 and 2018.

	For the Year Ended
	December 31,
	2020	2019	2018
Revenues	$556,431	$905,374	$1,060,743
Operating Expenses:
Production expenses	245,426	218,576	209,169
Exploration and abandonment expenses	258,932	88,794	31,611
Depletion, depreciation, amortization and accretion	332,319	524,537	431,946
Impairment of proved properties	208,463	1,337,996	16,166
Results of operations before income tax benefit (expense)	(488,709)	(1,264,529)	371,851
Income tax benefit (expense)	120,711	312,339	(91,847)
Results of Operations	$(367,998)	$(952,190)	$280,004

Oil, Natural Gas and NGL Reserve Quantities (Unaudited)

The reserves at December 31, 2020, 2019 and 2018 presented below were prepared by the independent engineering firm Ryder Scott Company, L.P. All reserves are located within the DJ Basin. Proved oil, natural gas and NGL reserves are the estimated quantities of oil, natural gas and NGL which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions (i.e., prices and costs) existing at the time the estimate is made. Proved developed oil, natural gas and NGL reserves are proved reserves that can be expected to be recovered through existing wells and equipment in place and under operating methods being utilized at the time the estimates were made. The principal methodologies employed are decline curve analysis and analogy. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

The following table sets forth information for the years ended December 31, 2020, 2019 and 2018 with respect to changes in the Company’s proved (i.e., proved developed and undeveloped) reserves:

	Crude Oil	Natural Gas	NGL	MBoe
	Mbbls	MMcf	Mbbls	Total
Balance as of December 31, 2017	111,275	626,169	77,106	292,742
Revisions of previous estimates	6,264	(49,239)	(1,383)	(3,325)
Purchase of reserves	6,296	24,668	3,264	13,672
Extensions, discoveries, and other additions	32,475	164,424	22,853	82,733
Sale of reserves	(5,786)	(15,907)	(1,730)	(10,167)
Production	(14,679)	(46,847)	(5,260)	(27,747)
Balance as of December 31, 2018	135,845	703,268	94,850	347,908
Revisions of previous estimates	(41,255)	(118,365)	(29,554)	(90,537)
Purchase of reserves	275	1,526	217	746
Extensions, discoveries, and other additions	14,620	72,880	8,425	35,191
Sale of reserves	(2,590)	(14,510)	(1,765)	(6,773)
Production	(15,436)	(64,710)	(6,164)	(32,386)
Balance as of December 31, 2019	91,459	580,089	66,009	254,149
Revisions of previous estimates	(38,281)	(163,718)	(21,741)	(87,308)
Purchase of reserves	—	—	—	—
Extensions, discoveries, and other additions	5,347	31,035	3,025	13,545
Sale of reserves	(590)	(5,561)	(453)	(1,971)
Production	(12,543)	(72,311)	(7,945)	(32,540)
Balance as of December 31, 2020	45,392	369,534	38,895	145,875
Proved Developed Reserves, included above
Balance as of December 31, 2018	47,075	316,499	39,689	139,514
Balance as of December 31, 2019	45,807	350,309	39,001	143,193
Balance as of December 31, 2020	33,367	288,769	30,797	112,292
Proved Undeveloped Reserves, included above
Balance as of December 31, 2018	88,771	386,769	55,162	208,395
Balance as of December 31, 2019	45,652	229,781	27,008	110,957
Balance as of December 31, 2020	12,025	80,765	8,098	33,583
•The values for the 2020 oil, natural gas and NGL reserves are based on the 12-month arithmetic average of the first day of the month prices for the period from January through December 31, 2020. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $39.57 per barrel (West Texas Intermediate price) for crude oil and NGL and $1.99 per MMBtu (Henry Hub price) for natural gas. All prices are then further adjusted for transportation, quality and basis differentials. The average resulting price used as of December 31, 2020 was $33.60 per barrel for oil, $0.35 per Mcf for natural gas and $10.45 per barrel for NGL.
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
•The values for the 2018 oil, natural gas and NGL reserves are based on the 12-month arithmetic average of the first day of the month prices for the period from January through December 31, 2018. The unweighted arithmetic average first-day-of-month prices for the prior twelve months were $65.56 per barrel (West Texas Intermediate price) for crude oil and NGL and $3.10 per MMBtu (Henry Hub price) for natural gas. All prices are then further adjusted for transportation, quality and basis differentials. The average resulting price used as of December 31, 2018 was $57.65 per barrel for oil, $1.47 per Mcf for natural gas and $20.45 per barrel for NGL.

For the year ended December 31, 2020, the Company had downward revisions of previous estimates of 87,308 MBoe primarily due to revisions of PUD expirations due to the SEC’s five year drilling rule caused by the change in business strategy to focus on being cash flow positive rather than maximizing reserves growth. Additionally, downward revisions were due to altering the development plan to increase the spacing between wellbores, thus drilling fewer wells, as well as negative performance revisions. As a result of ongoing drilling and completion activities during 2020, the Company reported extensions, discoveries, and other additions of 13,545 MBoe. Additionally, during 2020 the Company sold reserves of 1,971 MBoe and purchased no reserves.

For the year ended December 31, 2019, the Company had downward revisions of previous estimates of 90,537 MBoe. As a result of ongoing drilling and completion activities during 2019, the Company reported extensions, discoveries, and other additions of 35,191 MBoe. Additionally, during 2019 the Company sold reserves of 6,773 MBoe and purchased reserves of 746 MBoe.

For the year ended December 31, 2018, the Company had downward revisions of previous estimates of 3,325 MBoe. As a result of ongoing drilling and completion activities during 2018, the Company reported extensions, discoveries, and other additions of 82,733 MBoe. Additionally, during 2018 the Company sold reserves of 10,167 MBoe and purchased reserves of 13,672 MBoe.

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

The following summary sets forth the Company’s future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure prescribed in ASC 932,  Extractive Activities-Oil and Gas (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Future crude oil, natural gas and NGL sales	$2,062,787	$5,914,900	$10,805,063
Future production costs	(732,455)	(2,166,852)	(3,215,840)
Future development costs	(209,074)	(798,225)	(1,912,641)
Future income tax expense	—	(7,647)	(694,398)
Future net cash flows	$1,121,258	$2,942,176	$4,982,184
10% annual discount	(326,825)	(1,038,303)	(2,082,201)
Standardized measure of discounted future net cash flows (1)	$794,433	$1,903,873	$2,899,983

(1)For the years ended December 31, 2020, 2019 and 2018, future income tax expenses in the Company’s calculation of the standardized measure of discounted future net cash flows are based on year-end statutory tax rates giving effect to the remaining tax basis in the oil and gas properties, other deductions, credit and allowances relating to the Company’s proved reserves. For purposes of the standardized measure calculation, it was assumed that all of the Company’s operations are attributable to the Company’s oil and gas assets.

The following are the principal sources of change in the standardized measure (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$1,903,873	$2,899,983	$1,879,006
Sales of crude oil, natural gas and NGL, net	(306,711)	(681,667)	(851,574)
Net change in prices and production costs	(594,367)	(878,838)	902,762
Net change in future development costs	60,901	3,147	(174,112)
Extensions and discoveries	62,858	256,147	629,304
Acquisitions of reserves	—	9,623	88,124
Sale of reserves	(15,506)	(52,710)	(55,042)
Revisions of previous quantity estimates	(559,839)	(560,397)	132,373
Previously estimated development costs incurred	115,095	348,137	306,546
Net changes in income taxes	2,779	347,057	(253,044)
Accretion of discount	172,408	324,981	197,580
Changes in production timing and other	(47,058)	(111,590)	98,060
Balance at end of period	$794,433	$1,903,873	$2,899,983

Note 20—Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly financial data for each of the quarters from first quarter 2019 through fourth quarter 2020 (in thousands, except per share data). Historical results are not necessarily indicative of the results to be expected in future periods. This data should be read together with the Company’s consolidated financial statements and the related notes included elsewhere in this Annual Report:

	For The Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Total Revenues	$165,187	$63,129	$158,226	$171,362
Operating Income (Loss) (1)	18,573	(73,460)	8,657	22,454
Net Income (Loss) (2)	9,037	(291,934)	(540,607)	(444,030)
Basic and Diluted Loss Per Common Share	(0.03)	(2.16)	(3.92)	(3.22)

	For The Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Total Revenues	$221,917	$222,057	$176,942	$285,720
Operating Income (1)	52,796	49,647	22,334	36,488
Net Income (Loss) (3)	(94,032)	43,444	33,924	(1,350,758)
Basic and Diluted Income (Loss) Per Common Share	(0.60)	0.22	0.17	(9.84)

(1) Total revenues less lease operating expenses, midstream operating expenses, transportation and gathering expenses, production taxes and depreciation, depletion, amortization and accretion expenses.
(2) The first quarter of 2020 contains a $73.1 million loss on the deconsolidation of Elevation Midstream, LLC. The third and fourth quarters of 2020 contain $528.0 million and $148.9 million, respectively, of reorganization items, net due to the Chapter 11 Cases.
(3) The fourth quarter of 2019 contains a $1.3 billion impairment of proved oil and gas properties in the Company’s Core DJ Basin field.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with the Exchange Act, Rules 13a-15(b) and 15d-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.

Remediation of a Previously Reported Material Weakness

During 2019, management determined that the Company did not design and maintain effective controls to determine the appropriate contract termination date and evaluate the potential accounting implications of changes in termination dates of contracts with customers. This material weakness resulted in a restatement of the Company’s condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2019 and immaterial errors to the consolidated financial statements for the periods ended December 31, 2018, March 31, 2019 and June 30, 2019. The line items affected were oil revenue, accounts payable and accrued liabilities, other non-current liabilities, inventory, prepaid expenses and other, and other non-current assets.

The Company and its Board are committed to maintaining a strong internal control environment. During 2020, management undertook a remediation plan to redesign and enhance existing controls to determine the appropriate contract termination date of new and amended revenue contracts and to evaluate the potential accounting implications of changes in termination dates of contracts with customers pursuant to the accounting treatment under ASC 606 - Revenue from Contracts with Customers. The remediation plan was implemented during 2020, and management determined that the enhancements to the design of our control activities related to determining the appropriate contract termination for contracts with customers have been satisfactorily implemented and have operated effectively for a sufficient period of time. Therefore, management concluded the previously reported material weakness is remediated as of December 31, 2020.

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

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management, including our principal executive officer and principal financial officer, used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be provided in an amendment to this Annual Report on Form 10-K/A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be provided in an amendment to this Annual Report on Form 10-K/A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be provided in an amendment to this Annual Report on Form 10-K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be provided in an amendment to this Annual Report on Form 10-K/A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be provided in an amendment to this Annual Report on Form 10-K/A.

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
*2.1
Agreement and Plan of Merger, dated October 17, 2016, by and between Extraction Oil & Gas, Inc. and Extraction Oil & Gas Holdings, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on October 21, 2016).

*2.2
Sixth Amended Joint Plan of Reorganization of Extraction Oil & Gas, Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 30, 2020).

*3.1
Amended and Restated Certificate of Incorporation of Extraction Oil & Gas, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

*3.2
Amended and Restated Bylaws of Extraction Oil & Gas, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†*10.1	Form of Restricted Cash Award Agreement (Employees) (incorporated by reference to Exhibit 10.3 to the Company’s 8-K (File No. 001-37907) filed with the Commission on March 20, 2020).
*10.2
Restructuring Support Agreement dated as of June 14, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on June 14, 2020).

*10.3
Tripartite Agreement, dated June 11, 2020, by and among Extraction, the Resigning Trustee and the Successor Trustee, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on June 14, 2020).

*10.4
RBL Credit Agreement dated as of January 20, 2021, among Extraction Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

*10.5
Registration Rights Agreement dated as of January 20, 2021, by and among Extraction Oil & Gas, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†*10.6
Tranche A Warrant Agreement dated as of January 20, 2021, between Extraction Oil & Gas, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†*10.7
Tranche B Warrant Agreement dated as of January 20, 2021, between Extraction Oil & Gas, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†*10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).
†*10.9
Extraction Oil & Gas, Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†*10.10
Form of Restricted Stock Unit (RSU) Agreement (Time and Performance Vesting) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†*10.11
Form of Deferred Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†*10.12
Employment Agreement, dated as of January 20, 2021, by and between Extraction Oil & Gas, Inc. and Thomas B. Tyree, Jr (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

*10.13
Employment Agreement, dated as of January 20, 2021, by and between Extraction Oil & Gas, Inc. and Matthew B. Owens (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†*10.14
Employment Agreement, dated as of January 20, 2021, by and between Extraction Oil & Gas, Inc. and Marianella Foschi (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†*10.15
Employment Agreement, dated as of January 20, 2021, by and between Extraction Oil & Gas, Inc. and Tom L. Brock (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†*10.16
Employment Agreement, dated as of January 20, 2021, by and between Extraction Oil & Gas, Inc. and Eric J. Christ (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

**21.1	Subsidiaries of the Registrant
**23.1	Consent of PricewaterhouseCoopers LLP
**23.2	Consent of Ryder Scott Company, L.P.
**31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.
**31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**99.1	Report of Ryder Scott Company, L.P.
**101	Interactive Data Files
†	Management contract or compensatory plan or agreement.
*	Previously Filed.
**	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2021.

Extraction Oil & Gas, Inc.

By:	/s/ Thomas B. Tyree Jr.
Thomas B. Tyree Jr.
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas B. Tyree Jr.	Chief Executive Officer and Director	March 18, 2021
Thomas B. Tyree Jr.	(Principal Executive Officer)

/s/ Marianella Foschi	Chief Financial Officer	March 18, 2021
Marianella Foschi	(Principal Financial Officer)

/s/ Tom L. Brock	Chief Accounting Officer	March 18, 2021
Tom L. Brock	(Principal Accounting Officer)

/s/ Benjamin Dell	Director	March 18, 2021
Benjamin Dell

/s/ Carney Hawks	Director	March 18, 2021
Carney Hawks

/s/ Carrie M. Fox	Director	March 18, 2021
Carrie M. Fox

/s/ Howard A. Willard, III	Director	March 18, 2021
Howard A. Willard, III

/s/ Michael Wichterich	Director	March 18, 2021
Michael Wichterich

/s/ Morris R. Clark	Director	March 18, 2021
Morris R. Clark