Form 10-K/A
period 2020-12-31
Extraction Oil & Gas, Inc.
filed 2021-04-30
CIK 1655020

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
The total number of shares of common stock, par value $0.01 per share, outstanding as of April 21, 2021 was 25,703,212.

EXTRACTION OIL & GAS, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Extraction Oil & Gas, Inc. (the “Company,” “Extraction,” “we,” “us,” and “our”) for the year ended December 31, 2020 that was originally filed with the SEC on March 18, 2021 (the “Original Filing”) and is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and restate in its entirety Part III of the Original Filing. Capitalized terms not otherwise defined in Part III of this Amendment shall have the same meanings assigned to such terms in Parts I and II of the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by Extraction’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. The cover page of the Original Filing is also amended to delete the reference to portions of the Original Filing incorporated by reference. Additionally, we are filing Exhibit 4.1 Description of Securities herewith, which was inadvertently omitted from the Original Filing.

This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Part III

As previously disclosed, on June 14, 2020, Extraction and its wholly owned subsidiaries (the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. On December 23, 2020, the Company filed the Sixth Amended Joint Plan of Reorganization of Extraction Oil & Gas, Inc. pursuant to Chapter 11 of the Bankruptcy Code (the “Plan”). The Bankruptcy Court also entered an order confirming the Plan. On January 20, 2021 the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors and the executive officers of the Company are:

Name	Age	Position
Thomas B. Tyree, Jr.	60	Chief Executive Officer and Director
Matthew R. Owens	34	President, Chief Operating Officer
Marianella Foschi	33	Chief Financial Officer
Tom L. Brock	48	Vice President, Chief Accounting Officer
Eric J. Christ	41	Vice President, General Counsel and Corporate Secretary
Benjamin Dell	44	Chairman and Independent Director
Carney Hawks	46	Independent Director
Carrie M. Fox	37	Independent Director
Howard A. Willard, III	57	Independent Director
Michael Wichterich	54	Independent Director
Morris Clark	53	Independent Director

The Company’s Board of Directors currently consists of seven members. Set forth below is biographical information about each of the Company’s executive officers and directors.

Thomas B. Tyree, Jr.—Chief Executive Officer and Director. Mr. Tyree has served as our Chief Executive Officer and member of our Board since January 2021 and was our Executive Chairman from March 2020 until January 2021. Mr. Tyree also currently serves as a director of Antero Resources Corporation and as non-executive Chairman of the Board of Northwoods Energy LLC, a private oil and gas company with assets in Wyoming’s Powder River Basin. Mr. Tyree was previously Northwoods’ founder, CEO, and Executive Chairman, from January 2018 until April 2019. Mr. Tyree also served as a Director of Bonanza Creek Energy from April 2017 through March 2020. Before that, he served as President, Chief Financial Officer and member of the Board of Managers of Vantage Energy, LLC from 2006 to 2016 and as Chief Financial Officer of Bill Barrett Corporation from 2003 through 2006. Prior to Bill Barrett, from 1989 to 2003, Mr. Tyree was an investment banker at Goldman, Sachs & Co., ultimately serving as Managing Director in the Energy Group. Mr. Tyree earned a Bachelor of Arts degree from Colgate University, where he currently serves as a member of its Board of Trustees. He also holds a Master of Business Administration degree from the Wharton School at the University of Pennsylvania. Mr. Tyree’s extensive experience as chairman and leadership roles with oil and gas companies and an investment banker, together with his knowledge of the energy industry, has led the Board to conclude that he has the expertise necessary to serve as a director of the Company.

Matthew R. Owens—President, Chief Operating Officer. Mr. Owens is a founder of the Company and has been its President and Chief Operating Officer since January 2021. Previously, he was our President and Chief Executive Officer from February 2020 to January 2021. From our formation until April 2019, he served as our President and from April 2019 to March 2020 he served as our Acting Chief Executive Officer. Mr. Owens was also a member of our board from our formation until January 2021. Mr. Owens has also served as a director of Triple Crown Resources, LLC, a private producer in the Midland Basin, since April 2017. From 2008 to 2010, he served as Operations Engineer for Gasco Energy, working deep, high-pressured gas in the Uinta Basin. While at Gasco Energy, he drilled and completed over 50 wells in the Mancos, Blackhawk and Mesaverde formations. From 2010-2012, Mr. Owens worked at PDC

Energy, Inc., an oil and gas exploration and development company with a primary focus on the Wattenberg Field, as an Operations Engineer, leading the horizontal completion and production activities in the Wattenberg Field. He completed over 45 horizontal Codell and Niobrara wells and was responsible for optimizing production for the program. Mr. Owens holds a BS degree in petroleum engineering from the Colorado School of Mines. We believe that Mr. Owens’ experience founding and leading our growth as our President and his background in completion and production activities qualify him to serve as our Chief Operating Officer.

Marianella Foschi—Chief Financial Officer. Ms. Foschi has served as our Chief Financial Officer since January 2021 and was our Vice President, Finance from September 2019 to January 2021. She previously served as Director of Finance at Extraction from May 2015 until September 2019. Prior to joining Extraction, from 2012 to 2015 Ms. Foschi was an Associate at The Blackstone Group in Houston, focused on mezzanine debt and equity investments across the energy sector. While at The Blackstone Group, Ms. Foschi was responsible for investing $1.5 billion of private capital in the energy sector. From 2010 to 2012, Ms. Foschi was an energy investment banker at Credit Suisse where she developed her expertise in debt, equity and advisory assignments for exploration and production, midstream and oilfield services companies. Ms. Foschi holds a Bachelor in Business Administration (Finance) and a Bachelor of Arts in Economics, both from the University of Texas.

Tom L. Brock—Vice President, Chief Accounting Officer. Mr. Brock has served as our Vice President, Chief Accounting Officer since October 2016. Prior to that time, Mr. Brock served as our Senior Director of Accounting beginning in August 2016. Prior to joining us, Mr. Brock served as Vice President, Chief Accounting Officer and Corporate Controller of the American Midstream GP, LLC and American Midstream Partners, LP from November 2013 until his resignation in August 2016. Mr. Brock had previously served as Vice President and Corporate Controller of American Midstream GP, LLC and American Midstream Partners LP from July 2012 until November 2013. Prior to that, Mr. Brock held the position of Director of Trading and Finance with BG Group in Houston, Texas, where he controlled accounting and other functions for its marketing and trading companies beginning in July 2010. Mr. Brock began his career with KPMG LLP, where he spent 13 years holding various positions serving clients in the energy industry. Mr. Brock holds a Bachelor of Accountancy from New Mexico State University and is a CPA licensed in the State of Texas.

Eric J. Christ—Vice President, General Counsel and Corporate Secretary. Mr. Christ has served as our Vice President, General Counsel and Corporate Secretary since November 2016. Prior to joining us, Mr. Christ served as Vice President, Corporate Secretary and General Counsel at VAALCO Energy Inc. from January 2015 to November 2016. Prior to joining VAALCO, Mr. Christ served as Vice President, General Counsel and Corporate Secretary of Midstates Petroleum Company, Inc. from November 2013 to January 2015 and as its Assistant Corporate Counsel from September 2012 to November 2013. Mr. Christ began his legal career at Porter Hedges, LLP in 2005 and continued on to practice corporate and securities law at Vinson & Elkins LLP from 2006 until 2010, where he represented a variety of energy companies. Mr. Christ holds a Bachelor of Arts, with honors, from Amherst College and a J.D. from the University of Texas School of Law.

Benjamin Dell —Chairman and Independent Director. Mr. Dell has served on our board of directors since January 2021. Mr. Dell is a Managing Partner of Kimmeridge, a private equity firm focused on unconventional oil and gas assets in the US upstream energy sector. Prior to founding Kimmeridge in 2012, Mr. Dell was a Senior Equity Research Analyst for oil and gas exploration and production at Sanford C. Bernstein starting in 2003. Previously, Mr. Dell was in the M&A and finance group with British Petroleum (BP). Mr. Dell began his career at BP as an exploration and geophysicist across several of BP’s regional business units. He holds a degree in Earth Sciences from St. Peter’s College, Oxford. We believe that Mr. Dell’s extensive experience in finance in the energy industry qualifies him for service on our board of directors.

Carney Hawks —Independent Director. Mr. Hawks has served on our board of directors since January 2021. Mr. Hawks was a Founding Partner of Brigade Capital Management, a multi-billion dollar asset management firm, from its inception in 2007 until his retirement from the firm in December 2019. At Brigade, Mr. Hawks was Head of Special Situations, sat on the firm’s Investment Committee and managed two energy-focused funds for the firm. Prior to Brigade, Mr. Hawks was a Managing Director at Mackay Shields in its High Yield Group. Currently, Mr. Hawks sits on the board of Cenveo Worldwide Ltd., a world leader in commercial printing, envelopes, labels. He holds a Bachelor of Science in Commerce from the University of Virginia and also has his Chartered Financial Analyst designation. Mr. Hawks serves on the board of the Children’s Cardiomyopathy Foundation and is on the Advisory Board to the McIntire School of Commerce at the University of Virginia. He was formerly a member of the board of directors of Aventine Inc.

and Jacuzzi Brands. We believe that Mr. Hawks’s knowledge of both the energy industry and with companies emerging from bankruptcy qualifies him for service on our board of directors.

Carrie M. Fox —Independent Director. Ms. Fox has served on our board of directors since January 2021. Since November 2020, she has served as the Chief Financial Officer of Driltek Inc., a privately held global onshore and offshore upstream operations and decommissioning company. Ms. Fox also founded Cygnet Resources, a real property investment company, in September 2020. Previously, Ms. Fox served as the Vice President of Business Development of California Resources Corporation from 2014 to August 2020. From 2012 to 2014, Ms. Fox served as the Reservoir Management Team Leader for Occidental Petroleum. Ms. Fox also served as Occidental Petroleum’s Manager of California State Governmental Affairs from 2010 to 2012 and as their Reservoir and Production Engineer from 2006 to 2010. She holds a Bachelor of Science in Engineering from California Polytechnic State University. We believe that Ms. Fox’s background in petroleum engineering, governmental affairs and business development at oil and gas companies qualifies her for service on our board of directors.

Howard A. Willard, III —Independent Director. Mr. Willard has served on our board of directors since January 2021. Mr. Willard was the Chairman and Chief Executive Officer of Altria Group, Inc. from May 2018 to April 2020. Previously, Mr. Willard was Altria’s Executive Vice President and Chief Operating Officer from March 2015 to May 2018 and their Executive Vice President and Chief Financial Officer from January 2011 to February 2015. Mr. Willard joined Altria in 1992 as Assistant Controller and progressed through a series of more senior positions. Mr. Willard previously worked at Salomon Brothers and Bain & Co. Mr. Willard also served as board member of SABMiller plc from 2009 to July 2015. He holds a Bachelor of Arts from Colgate University and a Master of Business Administration from the University of Chicago. We believe that Mr. Willard’s leadership experience in a highly-regulated industry qualifies him for service on our board of directors.

Michael Wichterich —Independent Director. Mr. Wichterich has served on our board of directors since January 2021. Since 2009, Mr. Wichterich has served as the Founder and Chief Executive Officer of Three Rivers Operating, a privately-held exploration and production company with a focus in the Permian Basin. Prior to founding Three Rivers Operating, Mr. Wichterich served in the Chief Financial Officer roles at Texas American Resources from 2006 to 2009, New Braunfels Utilities from 2004 to 2005 and Mariner Energy from 1998 to 2003. Mr. Wichterich began his career with PricewaterhouseCoopers, where he worked in their energy auditing practice from 1989 to 1997. Mr. Wichterich currently serves as the Chairman of the Board of Chesapeake Energy Corporation. Mr. Wichterich has also served as a board member of Grizzly Energy since 2018 and Bruin E&P Operating since 2020. Mr. Wichterich has previously served on the board of directors of USA Compression Partners from October 2017 to April 2018 and Sabine Oil and Gas from 2016 to 2020. He holds a Bachelor of Business Administration from the University of Texas. We believe that Mr. Wichterich’s extensive background in oil and gas and accounting qualifies him for service on our board of directors.

Morris Clark —Independent Director. Mr. Clark has served on our board of directors since January 2021. Mr. Clark previously served as Vice President and Treasurer of Marathon Oil Corporation from 2014 to March 2019. From 2007 to 2014, Mr. Clark served as Assistant Treasurer of Marathon and began his career at Marathon in 2002 as Senior Tax Counsel. Prior to joining Marathon, Mr. Clark served as Senior Tax Counsel at Enron North America, as a Tax Attorney at the law firm of Bracewell & Patterson, and as a Senior Accountant with Touche Ross & Company (the predecessor Deloitte & Touche). Mr. Clark also serves on the Board of Trustees for the University of St. Thomas in Houston, Texas. He holds a Bachelor of Science in Accounting from Southern University, a Juris Doctor from Tulane Law School, and a Master of Laws from New York University School of Law. We believe that Mr. Clark’s background in the oil and gas industry and extensive financial experience qualifies him for service on our board of directors.

MEETINGS AND COMMITTEES OF DIRECTORS

The Board of Directors held 28 meetings in 2020. During 2020, each of our directors attended at least 75% of the meetings of the Board of Directors and the meetings of the committees of the Board of Directors on which that director served.

Executive Sessions. The Board of Directors holds regular executive sessions in which the independent directors meet without any non-independent directors or other members of management. The purpose of these executive sessions is to promote open and candid discussion among the independent directors. The Chairman of the Board presides at these meetings and provides the Board of Directors’ guidance and feedback to our management team. The Board of Directors designated Benjamin Dell to serve as the Chairman of the Board in January 2021.

The Board of Directors has four standing committees: the Audit Committee, the Compensation Committee, the Nominating and Governance Committee and the Environmental, Social and Governance Committee.

The Board of Directors expects to meet a minimum of four times per calendar year in 2021 and future years and the Board of Directors expects each Committee of the Board of Directors to meet between two and four times per calendar year in 2021 and future years.

Audit Committee. The members of the Audit Committee are Messrs. Clark, Hawks and Wichterich with Mr. Clark serving as chairman since being appointed in January 2021. Until January 2021, the members of the Audit Committee were Wayne Murdy, Audrey Robertson, Marvin Chronister and John Gaensbauer with Mr. Murdy serving as chairman. The Audit Committee held four meetings in 2020. Additional information regarding the functions performed by the Audit Committee and its membership is set forth in the “Audit Committee Charter” that is posted on the Company’s website at www.extractionog.com.

Compensation Committee. Responsibilities of the Compensation Committee, which are discussed in detail in the “Compensation Committee Charter” that is posted on the Company’s website at www.extractionog.com, include, among other duties, the responsibility to:

•review, evaluate and approve the agreements, plans, policies and programs of the Company to compensate the Company’s executive officers and directors;

•review and discuss with the Company’s management the Compensation Discussion and Analysis included in this Annual Report;

•produce the Compensation Committee Report as required by Item 407(e)(5) of Regulation S-K;

•otherwise discharge the Board’s responsibilities relating to compensation of the Company’s executive officers and directors; and

•perform such other functions as the Board may assign to the Committee from time to time.

The Compensation Committee is delegated all authority of the Board of Directors as may be required or advisable to fulfill its purposes. The Compensation Committee may delegate to its Chairman, any one of its members or any subcommittee it may form the responsibility and authority for any particular matter as it deems appropriate from time to time under the circumstances. Meetings may, at the discretion of the Compensation Committee, include members of the Company’s management, other members of the Board of Directors, consultants or advisors and such other persons as the Compensation Committee believes to be necessary or appropriate. The Compensation Committee will consult with the Company’s Chief Executive Officer when evaluating the performance of, and setting the compensation for, the Company’s executive officers other than the Chief Executive Officer.

The Compensation Committee may, in its sole discretion, retain and determine funding for legal counsel, compensation consultants, as well as other experts and advisors (collectively, “Committee Advisors”), including the authority to retain, approve the fees payable to, amend the engagement with and terminate any Committee Advisor, as it deems necessary or appropriate to fulfill its responsibilities.

The members of the Compensation Committee are Messrs. Willard, Dell and Wichterich with Mr. Willard serving as chairman since being appointed in January 2021. Until January 2021, the members of the Compensation Committee were Marvin Chronister, Patrick O’Brien, Peter Leidel and John Gaensbauer with Mr. Chronister serving as chairman. The Compensation Committee held two meetings in 2020.

Nominating and Governance Committee. The Nominating and Governance Committee advises the Board, makes recommendations regarding appropriate corporate governance practices and assists the Board in implementing those practices. The Nominating and Governance Committee further assists the Board by identifying individuals qualified to become members of the Board, consistent with the criteria approved by the Board, and by recommending director nominees to the Board for election at the annual meetings of stockholders or for appointment to fill vacancies on the Board. Additional information regarding the functions performed by the Nominating and Governance Committee is set forth in the “Nominating and Governance Committee Charter” that is posted on the Company’s website at www.extractionog.com.

The members of the Nominating and Governance Committee are Messrs. Dell and Willard and Ms. Fox with Mr. Dell serving as chairman since being appointed in January 2021. Until January 2021, the members of the Compensation Committee were Peter Leidel, Wayne Murdy, Marvin Chronister and Patrick O’Brien with Mr. Leidel serving as chairman. The Nominating and Governance Committee conducted all of its business during 2020 by written consent.

Environmental, Safety & Governance Committee. The Environmental, Safety & Governance Committee (the “ESG Committee”) oversees the Company’s programs, policies and practices relating to environmental, health and safety, sustainability, corporate social responsibility and other public policy matters. Such matters may include, but are not limited to, environmental, health and safety policy, reputational risk, ESG governance risk, legislative and regulatory developments, social responsibility issues, philanthropy, political activity, the preparation of sustainability reports, and such other duties as directed by the Board. The ESG Committee was formed by the Board in January 2021. Additional information regarding the functions performed by the ESG Committee is set forth in the “ESG Committee Charter” that is posted on the Company’s website at www.extractionog.com.

The members of the ESG Committee are Messrs. Clark and Tyree and Ms. Fox with Ms. Fox serving as chairwoman since being appointed in January 2021.

During 2020, the Board also maintained certain committees that were dissolved following the Company’s emergence from chapter 11 in January 2021:

Executive Committee. The Executive Committee was responsible for assisting the Board and the Audit Committee in fulfilling their oversight responsibilities with respect to the annual review of the Company’s oil and natural gas reserves and of any independent qualified reserves consultant; assisting the Board in the development, implementation and monitoring of the Company’s health, safety and environment policies; and assisting the Board and the management of the Company in their oversight of the Company’s long-term strategy development and implementation. The Executive Committee has adopted a charter that is posted on the Company’s website at www.extractionog.com.

Until January 2021, the members of the Executive Committee were Patrick O’Brien, Peter Leidel and Matthew Owens, with Mr. O’Brien serving as chairman.

Hedging Committee. The Hedging Committee was established by the Board of Directors in December 2018 to assist the Board in providing oversight to the Company with respect to its commodity hedging activities. Until January 2021, the members of the Hedging Committee were Peter Leidel, Marvin Chronister and John Gaensbauer, with Mr. Leidel serving as chairman.

Finance Committee. The Finance Committee was established by the Board of Directors in December 2019 to assist the Board in providing oversight to the Company with respect to strategic initiatives to simplify and improve the Company’s capital structure and with respect to debt reduction efforts. Until January 2021, the members of the Finance Committee were John Gaensbauer, Audrey Robertson and Peter Leidel, with Mr. Gaensbauer serving as chairman.

Restructuring Committee. The Restructuring Committee was established by the Board of Directors in June 2020 to assist with the Company’s potential filing for chapter 11. The members of the Restructuring Committee were Audrey Robertson, John Gaensbauer, Wayne Murdy and Patrick O’Brien with Ms. Robertson serving as chairwoman.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

The Board of Directors believes that sound governance practices and policies provide an important framework to assist it in fulfilling its duty to stockholders. The Company’s “Corporate Governance Guidelines” cover the following principal subjects:

(1)    the size of the Board of Directors;
(2)    qualifications and independence standards for the Board of Directors;
(3)    director responsibilities;
(4)    service on other boards;
(5)    change in status;
(6)    term limits
(7)    the Chairman of the Board;
(8)    meetings of the Board and of independent directors;
(9)    Board interactions with external constituencies;
(10)    compensation of the Board of Directors;
(11)    annual performance evaluation of the Board
(12)    director orientation and continuing education;
(13)    director attendance at the annual board meeting of stockholders;
(14)    stockholder communications with directors;
(15)    committees of the Board;
(16)    director access to senior management and to independent advisors;
(17)    management evaluation and succession planning; and
(18)    review of governance policies

The Corporate Governance Guidelines are posted on the Company’s website at www.extractionog.com. The Corporate Governance Guidelines will be reviewed periodically and as necessary by the Company’s Nominating and Governance Committee, and any proposed additions to or amendments of the Corporate Governance Guidelines will be presented to the Board of Directors for its approval. You may also request a copy of the Corporate Governance Guidelines at no cost by making a written or telephone request for copies to General Counsel, Extraction Oil & Gas, Inc., 370 17th Street, Suite 5200, Denver, Colorado 80202, (720) 557-8300.

The NASDAQ Global Select Market has adopted rules that require listed companies to adopt governance guidelines covering certain matters. The Company believes that the Corporate Governance Guidelines comply with the NASDAQ rules.

Corporate Code of Business Conduct and Ethics

    The Board of Directors has adopted a Corporate Code of Business Conduct and Ethics which applies to all of our directors, officers and employees. The Corporate Code of Business Conduct and Ethics is posted on the Company’s website at www.extractionog.com. Any amendments to or waivers of the Corporate Code of Business Conduct and Ethics will also be posted on our website as required by applicable rules or regulations. As of the date of this filing, our Board has not granted any waivers to the Code of Ethics and Business Conduct. You may also request a copy of the Corporate Code of Business Conduct and Ethics at no cost by making a written or telephone request for copies to General Counsel, Extraction Oil & Gas, Inc., 370 17th Street, Suite 5200, Denver, Colorado 80202, (720) 557-8300.

Board Leadership

During 2020, the Board of Directors’ leadership structure separated the CEO and Chairman of the Board positions. Mr. Owens served as our President and CEO, and Mr. Tyree served as our Executive Chairman.

Beginning in January 2021, Mr. Tyree became Chief Executive Officer and member of the Board, and Mr. Owens became President and Chief Operating Officer.

The Board believes that there is no single, generally accepted approach to providing board leadership and that each of the possible leadership structures for a board must be considered in the context of the individuals involved and the specific circumstances facing a company, as the right leadership structure may vary as circumstances change.

Communications with the Board of Directors

Stockholders or other interested parties can contact any director, any committee of the Board or our independent directors as a group, by writing to them c/o General Counsel, Extraction Oil & Gas, Inc., 370 17th Street, Suite 5200, Denver, Colorado 80202. Comments or complaints relating to the Company’s accounting, internal accounting controls or auditing matters will also be referred to members of the Audit Committee. All such communications will be forwarded to the appropriate member(s) of the Board.

Director Independence

The Company’s standards for determining director independence require the assessment of directors’ independence each year. A director cannot be considered independent unless the Board of Directors affirmatively determines that he or she does not have any relationship with management or the Company that may interfere with the exercise of his or her independent judgment, including any of the relationships that would disqualify the director from being independent under the rules of the NASDAQ.

The Board of Directors has assessed the independence of each non-employee director under the Company’s guidelines and the independence standards of the NASDAQ, and additionally considered transactions or relationships between such director and any members of the Company’s senior management or their affiliates. The Board of Directors affirmatively determined that each of Messrs. Dell, Clark, Hawks, Wichterich and Willard and Ms. Fox are independent.

In connection with its assessment of the independence of each non-employee director, the Board of Directors also determined that (a) Messrs. Clark, Hawks and Wichterich are independent as defined in Section 10A of the Securities and Exchange Act of 1934, as amended and under the standards set forth by the NASDAQ applicable to members of the Audit Committee and (b) Messrs. Dell, Wichterich and Willard are independent under the Company’s guidelines and standards set forth by the NASDAQ applicable to members of the Compensation Committee.

Financial Literacy of Audit Committee and Designation of Financial Experts

The Board of Directors most recently evaluated each of the members of the Audit Committee for financial literacy and the attributes of a financial expert in January 2021. The Board of Directors determined that each of the Audit Committee members is financially literate and that Messrs. Clark, Wichterich and Hawks are each an audit committee financial expert as defined by the SEC.

Oversight of Risk Management

The Board of Directors as a whole oversees the Company’s assessment of major risks and the measures taken to manage such risks. For example, the Board of Directors:

(1)    oversees the long-term strategic plans of the Company and assesses risks and efforts to mitigate such risks that would cause the Company to fail to achieve its strategic goals;

(2)    reviews management’s capital spending plans, approves the Company’s capital budget and requires that management present for Board review significant departures from those plans;

(3)    oversees management of the Company’s commodity price risk through regular review with executive management of the Company’s derivatives strategy;

(4)    monitors the Company’s liquidity profile and its compliance with the financial covenants contained in its borrowing arrangements; and

(5)    has established specific dollar limits on the commitment authority of members of senior management for certain transactions and requires Board approval of expenditures exceeding that authority and of other material contracts and transactions.

The Company’s Audit Committee is responsible for overseeing the Company’s assessment and management of financial reporting and internal control risks, as well as other financial risks, such as the credit risks associated with counterparty exposure. The Audit Committee is responsible for discussing with management the Company’s significant financial risk exposures and the actions management has taken to monitor and control such exposures. Management and the Company’s independent registered public accountants report regularly to the Audit Committee on those subjects. The Board of Directors does not consider its role in oversight of the Company’s risk management function to be relevant to its choice of leadership structure.

Attendance at Annual Meetings

The Board of Directors encourages all directors to attend the Annual Meetings, if practicable. All of our directors attended the 2020 Annual Meeting.

ITEM 11. EXECUTIVE COMPENSATION

RISK ASSESSMENT AND MITIGATION

The Compensation Committee has reviewed our executive and non-executive compensation programs and believes that they do not encourage excessive or unnecessary risk-taking. We believe that any risk inherent in our compensation programs is unlikely to have a material adverse effect on us. In designing and implementing our award structure, the Compensation Committee has worked closely with Meridian Compensation Partners, its compensation consultant, to mitigate any risks and to design the program to minimize the creation of imprudent incentives for our executives. We believe that our performance-based compensation does not encourage unnecessary risks because the executive pay mix is sufficiently diversified with performance metrics as well as over short-term and long-term compensation.

Our compensation program structure and policy includes the following features that are intended to prevent and safeguard against excessive risk-taking:

•Our LTIP awards for executive officers have performance or vesting periods of at least three years, which is intended to encourage executives to focus on sustaining the performance of the Company and its stock price;

•Our goal is to pay compensation that is competitive with the market and our industry peers, while not being excessive;

•Our compensation mix is intended to be balanced among fixed and variable components, annual and long-term compensation, and cash- and equity-based components that reward performance in the Company’s long-term best interests;

•Our incentive compensation plans cap the maximum payout and incorporate performance metrics that are transparent and subject to Compensation Committee review and approval;

•Our insider trading policy contains a general anti-hedging and anti-pledging restrictions; and

•We do not have any agreements that provide for single-trigger payments upon the occurrence of a change in control.

Recoupment of Compensation

Our LTIP and the employment agreements entered into with our executive officers provide that any compensation, payments, or benefits provided thereunder, whether in the form of cash, equity awards or otherwise, shall be subject to a clawback to the extent necessary to comply with the requirements of any applicable law or regulations or any policy adopted by the Company pursuant to any such law (whether in existence as of the effective date of the employment agreements or later adopted).

Anti-Hedging and Anti-Pledging Policy

The Company maintains an insider trading policy that prohibits trading shares of our Common Stock when in possession of material non-public information. It also prohibits the hedging and, unless a waiver is obtained from our Audit Committee, the pledging of our shares. Since the adoption of our insider trading policy at the time of our initial public offering, the Audit Committee has not granted any waivers to the policy’s general prohibition on pledging.

Stock Ownership Guidelines

We maintain stock ownership guidelines for non-employee directors and executives, including our Named Executive Officers. The details of the stock ownership guidelines applicable to our Named Executive Officers are outlined below.

Feature	Executives
Required Ownership	CEO and President—4.0x Salary CFO, General Counsel and Chief Accounting Officer—2.0x Salary Senior Vice Presidents—1.5x Salary Vice Presidents—1.0x Salary
Shares that Count Towards Requirements	•Vested and unvested RSUs •Shares purchased in the open market •Shares beneficially owned within the immediate family
Time to Meet Compliance	No set time period, but cannot sell stock until requirements are satisfied, other than (i) shares withheld to satisfy tax withholding obligations and (ii) shares disposed to satisfy the exercise price of Company stock options.

In addition, non-employee members of the Board of Directors are prohibited from selling any Company securities received as director compensation until their departure from the Board of Directors.

2020 Summary Compensation Table

The following table summarizes the compensation awarded to, earned by, or paid to our Named Executive Officers for the 2020 fiscal year. Compensation information for the 2019 fiscal year is presented for individuals who were also our Named Executive Officers in 2019.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)	Total ($)
Matthew R. Owens (President and Chief Executive Officer)	2020	481,475	2,920,000	438,625	—	21,500	3,861,600
	2019	450,000	—	2,283,845	369,000	31,400	3,134,245
Thomas B. Tyree (Executive Chairman, Director)	2020	355,876	2,250,000	1,036,000	—	36,267	3,678,143
Marianella Foschi (Vice President of Finance)	2020	325,397	1,358,788	159,500	—	69,500	1,913,185
	2019	300,000	—	151,472	210,000	16,800	678,272
Mark Erickson (Former Chief Executive Officer)(5)	2020	147,196	—	—	—	1,986,550	2,133,746
	2019	500,000	—	4,676,442	390,000	16,800	5,583,242
___________________________
(1)Amounts reported in this column include prepaid restricted cash and prepaid retention awards that were paid to our Named Executive Officers (other than Mr. Erickson) in June 2020 and subject to clawback through our emergence from bankruptcy. The prepaid retention awards were made in lieu of 2020 annual bonus plan awards and in exchange for the cancellation of the executives’ 2020 equity awards. For more information on our prepaid retention awards, please see “Prepaid Retention and Restricted Cash Awards” below. The amount of each award is as shown in the following table:

Name	Prepaid Restricted Cash	Prepaid Retention Award	Total
Matthew R. Owens	$1,512,500	$1,407,500	$2,920,000
Thomas B. Tyree	$900,000	$1,350,000	$2,250,000
Marianella Foschi	$550,000	$808,788	$1,358,788

(2)Amounts reported in this column represent the aggregate grant date fair value of all stock awards granted during the indicated fiscal year determined in accordance with FASB ASC Topic 718, disregarding estimated forfeitures. The grant date fair value of each time-vesting restricted stock unit (“RSU”), performance-vesting restricted stock award (“PSA”), and performance-vesting restricted stock unit (“PSU”) is measured based on the closing price of our ordinary shares on the date of grant. These amounts do not necessarily correspond to the actual value recognized by the Named Executive Officers. For additional information regarding the assumptions underlying this calculation, please see “Note 14—Stock-Based Compensation” to the financial statements in our Annual Report on Form 10-K relating to 2020 for additional detail regarding assumptions underlying the value of these awards. Additionally, as part of the changes that we made to our compensation programs in June 2020, all equity awards granted in 2020 were cancelled for no consideration.

(3)As part of the changes that we made to our compensation programs in June 2020, our Named Executive Officers waived any right to payment under our annual bonus plan; therefore, we have not included any earned bonus amounts for 2020 under the Non-Equity Incentive Plan Column.

(4)For 2020, amounts reported in the “All Other Compensation” column include Company contributions to the Named Executive Officers’ 401(k) plan retirement accounts and, for certain of our Named Executive Officers, severance payments, relocation allowance, reimbursement of COBRA premiums and vehicle allowance, as shown in the following table.

Name	401(k) Plan Company Matching Contributions	Severance Payment		Relocation Allowance	COBRA Reimbursement		Vehicle Allowance	Total
Matthew R. Owens	$19,500	$—		$—	$—		$2,000	$21,500
Thomas B. Tyree	11,908	—		—	24,359	(b)	—	36,267
Marianella Foschi	19,500	—		50,000	—		—	69,500
Mark A. Erickson	17,100	1,969,450	(a)	—	—		—	1,986,550
(a) For more information on the severance payments made to Mr. Erickson , see “Potential Payments upon Termination or Change in Control— Erickson Transition Agreement” below.
(b) This amount was in lieu of Mr. Tyree receiving any benefits under the Company’s medical insurance programs that are generally available to all employees.

(5)Mr. Erickson’s employment as our Chief Executive Officer was terminated on March 5, 2020.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

In connection with our emergence from bankruptcy in January 2021, we entered into employment agreements with each of our Named Executive Officers (other than Mr. Erickson). Under their respective employment agreements, each executive is entitled to a specified level of base salary, as well as certain severance benefits upon a qualifying termination of employment. The employment agreements include customary restrictive covenants, including those precluding the executives from soliciting employees or competing with us for a period of up to one year (six months for Ms. Foschi if such termination of employment is not within six months following a change in control) following termination of employment. The employment agreement with Mr. Erickson terminated in connection with his termination as our Chief Executive Officer. See “Potential Payments upon Termination or Change in Control” below for further details regarding the payments that our Named Executive Officers are eligible to receive upon a termination of employment or a change in control.

Long-Term Incentive Compensation

As part of our emergence from bankruptcy, the Company’s 2016 Long-Term Incentive Plan (the “2016 LTIP”) was cancelled and no additional awards may be made under the 2016 LTIP.

On January 20, 2021, as part of the emergence from bankruptcy, the Board adopted the 2021 Long Term Incentive Plan (the “2021 LTIP”) with a share reserve equal to 3,038,657 shares of common stock. The 2021 LTIP provides for the grant of restricted stock units, restricted stock awards, stock options, stock appreciation rights, performance awards and cash awards to the Company’s employees and non-employee board directors.

The Board granted the following awards to our Named Executive Officers (other than Mr. Erickson) under the 2021 LTIP (the “Equity Grants”):

Name	2021 Time-vested Restricted Stock Units	2021 Performance-vested Restricted Stock Units
Matthew R. Owens	18,000	54,000
Thomas B. Tyree	18,000	54,000
Marianella Foschi	14,000	42,300

The time-based restricted stock units vest ratably on an annual basis over the three-year period following January 21, 2020, subject to the executive’s continued employment through the applicable vesting date. The performance-based restricted stock units vest based on the Company’s absolute total shareholder return over a three-year performance period.

Prepaid Retention and Restricted Cash Awards

In June 2020, in light of the historic decline in commodity prices and the unprecedented level of market volatility affecting the oil and gas industry, we revised our compensation structure for our Named Executive Officers (other than Mr. Erickson). Mr. Owens also agreed to reduce his 2020 target variable compensation by 20%. Additionally, the Company approved prepaid retention agreements with our Named Executive Officers (other than Mr. Erickson) and revised restricted cash awards previously granted in 2020 to provide for prepayment subject to repayment by the executive upon a resignation without “good reason” or termination of employment for “cause” before specified dates and events, including our emergence from bankruptcy. As a condition to participating in the revised compensation program, the executives were required to waive participation in the Company’s 2020 annual incentive plan, and all equity compensation awards granted to the executives in 2020 were cancelled. The amounts paid under the prepaid retention awards and prepaid restricted cash awards to each of our Named Executive Officers are shown in the “Bonus” column of the Summary Compensation Table above.

For 2021, the Company does not have any annual cash incentive program for its executive officers. All executive officer incentive compensation for 2021 was provided in the form of equity incentive awards as discussed above.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards that were held by our Named Executive Officers as of December 31, 2020. Mr. Tyree did not hold any outstanding equity awards as of December 31, 2020. In connection with changes that we made to our compensation program in June 2020, all equity awards granted to Named Executive Officers in 2020 were cancelled without consideration. Additionally, as of our emergence from bankruptcy on January 20, 2021, all equity awards that were outstanding under the 2016 LTIP (including those described below) were cancelled without consideration. The amounts shown in the following table for Stock Awards represent RSUs and PSUs and the amounts shown in the table for option awards represent nonstatutory stock options, all granted to our Named Executive Officers pursuant to the 2016 LTIP. For additional information, see the discussion above under “Long-Term Incentive Compensation.”

	Options Awards				Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options, Exercisable(1) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(3) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Matthew R. Owens	10/11/2016	1,500,000	19.00	10/11/2026	—	—	—	—
	10/4/2017	131,924	15.53	10/4/2027	—	—	—	—
	4/5/2019	—	—	—	—	—	201,926(4)	6,058(4)
	4/5/2019	—	—	—	—	—	120,160(4)	3,605(4)
	4/5/2019	—	—	—	80,522(2)	2,416	—	—
Marianella Foschi	3/15/2018	—	—	—	15,000(2)	450	—	—
	4/5/2019	—	—	—	23,232(2)	697	—	—
Mark A. Erickson	10/11/2016	1,500,000	19.00	10/11/2026	—	—	—	—
	10/4/2017	270,130	15.53	10/4/2027	—	—	—	—
	4/5/2019	—	—	—	164,877(2)	4,946	—	—
	4/5/2019	—	—	—	—	—	413,467(4)	12,404(4)
	4/5/2019	—	—	—	—	—	246,042(4)	7,381(4)
___________________________
(1) Amounts in this column represent nonstatutory stock options granted pursuant to the terms of the 2016 LTIP.
(2) These RSUs were granted pursuant to the terms of the 2016 LTIP and are subject to time-based vesting conditions, with 25% vesting on each of the first and second anniversaries of the date of grant, and the remaining 50% vesting on the third anniversary of the date of grant.
(3) Amounts in this column are calculated using a value of $0.03 per RSU, which was the closing price of one share of our Common Stock as of December 31, 2020 as traded on the over-the-counter market, the last trading day of the year.
(4) These awards represent PSUs granted to our Named Executive Officers on April 5, 2019. The number of outstanding PSUs reported reflects the target number of PSUs that would have been delivered under the awards based on our (i) relative TSR ranking, (ii) absolute TSR, and (iii) return on capital invested for the performance period as of December 31, 2020, and is not necessarily indicative of what the payout percent earned will be at the end of the performance period. However, if the performance period had ended December 31, 2020, none of these PSUs would have been earned. These awards vest on December 31, 2021, subject to the attainment of certain performance criteria. However, as noted above as of our emergence from bankruptcy on January 20, 2021, these awards were cancelled without consideration.

Potential Payments upon Termination or Change in Control

Employment Agreements

In connection with our emergence from bankruptcy in January 2021, we entered into employment agreements with each of our Named Executive Officers (other than Mr. Erickson). Under their respective employment agreements, each executive is entitled to certain severance benefits upon a qualifying termination of employment. The employment agreements include customary restrictive covenants, including those precluding the executives from soliciting employees or competing with us for a period of up to one year (six months for Ms. Foschi if such termination of employment is not within six months following a change in control) following termination of employment. The employment agreement with Mr. Erickson terminated in connection with his separation from the Company. See “Erickson Transition Agreement” below for a description of the severance benefits each received in connection with his separation.

Under the terms of the employment agreements in effect as of January 2021, each Named Executive Officer (other than Mr. Erickson) is eligible to receive the severance benefits described immediately below.

Upon a termination due to death or disability, the executive would be entitled to (i) a severance payment equal to the applicable Named Executive Officer’s base salary on the date of termination and (ii) accelerated vesting of a prorated portion outstanding 2021 LTIP awards (provided that with respect to any performance-based vesting provisions, such prorated portion shall remain outstanding and be settled based on actual performance as provided under the terms of the applicable award agreement through the end of the performance period), with such prorated portion determined based on the number of days employed during the applicable vesting period.

Each Named Executive Officer would be entitled to receive the following severance benefits upon a termination by the executive for “good reason”, by the Company for any reason other than death, disability or “cause” or due to the non-renewal of the term of the employment agreement by the Company (each as defined in the employment agreement and each, a “Qualifying Termination”): (a) a severance payment equal to the sum of each Named Executive Officer’s annual base salary times a multiple (for Ms. Foschi 1.5; and for Messrs. Tyree and Owens, 2.0); (b) for equity awards granted during 2021, the time-based awards will become fully vested and a prorated portion of the performance-based awards will remain outstanding and vest based on actual performance through the end of the performance period; and (c) continued coverage under our group health plan for any COBRA period up to 18 months elected for the executive and the executive’s spouse and eligible dependents, at no greater premium cost than that which applies to our active senior executive employees.

In addition, if such Qualifying Termination occurred within the 6-month period after a change in control of the Company, the above entitlements would be modified as follows: (1) the respective multiple would increase to 2.0 for Ms. Foschi, and 3.0 for Messrs. Tyree and Owens; and (3) all of the outstanding equity awards granted in 2021 will vest in full (and any performance-based vesting will vest based on actual performance through the date on which the change in control occurs; provided, however, that if actual performance is not determinable through that date, performance-based vesting will vest based on assumed achievement of target performance).

Erickson Transition Agreement

Mr. Erickson’s service as our Chief Executive Officer and Chairman of our Board, and from all equivalent positions at the Company’s subsidiaries, was terminated effective March 4, 2020 (the “Transition Date”). As part of this termination, the Company and Mr. Erickson entered into an Employment Transition Agreement (the “Transition Agreement”), effective as of the Transition Date, pursuant to which Mr. Erickson transitioned to Senior Advisor to assist in the orderly transition of his duties and responsibilities from the Transition Date until the fourth anniversary of the Transition Date (the “Transition Period”).

Pursuant to the Transition Agreement, Mr. Erickson, as a non-executive Company employee, (i) received an annualized base salary of $75,000 during the Transition Period, (ii) received his annual bonus for 2019 and a prorated annual bonus for 2020 for service through the Transition Date, (iii) received a cash transition payment of $1,840,000, (iv) continued to vest in outstanding equity-based awards subject to, and in accordance with, their respective terms, except that all time-based vesting conditions for outstanding equity-based awards will be deemed to have been satisfied as of the Transition Date, and (v) was allowed to participate in all benefit plans and programs of the Company during the Transition Period. The Transition Agreement also included customary non-competition, non-solicitation and non-disparagement covenants in favor of the Company. The Company terminated the Transition Agreement upon Mr. Erickson’s death in January 2021 and paid Mr. Erickson’s estate $235,529 for the then-remaining term under the Transition Agreement.

Director Compensation

Our non-employee directors received compensation for 2020 as reflected in the following table:

Name	Fees Earned or Paid in Cash(1) ($)
Marvin M. Chronister	229,000
John S. Gaensbauer	230,000
Peter A. Leidel	230,500
Wayne W. Murdy	241,500
Patrick D. O’Brien	226,500
Audrey Robertson	217,500
___________________________
(1) Reflects the aggregate of the annual retainer, committee membership retainers, committee chair retainers, and lead independent director retainer (each, as applicable) earned by each of our directors pursuant to our non-employee director compensation program (as described below) for services performed during 2020.

Narrative Disclosure to Director Compensation Table

Our Board believes that attracting and retaining qualified non-employee directors on a going-forward basis will be critical to the future value growth and governance of our Company. Our Board also believes that the compensation package for our non-employee directors should require a portion of the total compensation to be equity-based to align the interests of these directors with our stockholders. Under our 2020 program, our non-employee directors received the following:

•An annual retainer of $80,000 (which was reduced to $70,000 beginning with the second quarter of 2020);
•No board or committee meeting fees;
•Committee membership retainers of:
•$7,500 for the Audit Committee, Executive Committee, and Finance Committee,
•$5,000 for the Compensation Committee, and
•$4,000 for the Nominating and Governance Committee;
•Committee chair retainers of:
•$20,000 for the Audit Committee,
•$15,000 for the Compensation Committee, Executive Committee, and Finance Committee, and
•$8,000 for the Nominating and Governance Committee;
•Annual equity grants of restricted stock units with a fair market value at grant of $130,000, which are generally scheduled to vest over the course of a year, provided, that the 2020 equity awards were converted into cash awards; and; and
•Lead independent director retainer of $15,000.

As of January 20, 2021, by operation of and in accordance with the Plan, our non-employee directors received the following:

For service on the Board, each director received an annual equity award of deferred stock units with a grant date value equal to $300,000, which vests on a quarterly basis over the one-year period following the grant date. These deferred stock units will only settle upon the director’s separation from the Board. In addition, the directors who serve as chairs of Board committees will receive the following annual cash retainers: $25,000 for the Chair of the Audit Committee; $20,000 for the Chair of the Compensation Committee; $15,000 for the Chair of the

Nominating and Governance Committee; and $20,000 for the Chair of the Environmental, Safety & Governance Committee.

Equity Compensation Plan Information

The following table sets forth the number of the Company’s common shares subject to outstanding awards, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future awards under our equity compensation plans, in each case, as of December 31, 2020. All awards shown in the table below were granted under the Company’s 2016 LTIP. As part of our emergence from bankruptcy in January 2021, the 2016 LTIP and all awards remaining under the 2016 LTIP were cancelled.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by our stockholders	7,057,955	$18.51	19,566,788
Equity compensation plans not approved by our stockholders	—	—	—
Total	7,057,955	$18.51	19,566,788
___________________________
(1)Includes options, RSUs and PSUs outstanding under the 2016 LTIP.
(2)The Weighted-Average Exercise Price in column (b) does not take into account the RSUs or PSUs.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2020, our last completed fiscal year, none of our executive officers served on the board of directors or compensation committee of a company that had an executive officer that served on our Board or Compensation Committee. Further, no member of our Board was an executive officer of a company in which one of our executive officers served as a member of the board of directors or compensation committee of that company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file initial reports of ownership of our equity securities and reports of changes in ownership of our equity securities with the SEC. Such persons are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors that no Forms 5 were required, we believe that during the fiscal year ended December 31, 2020 all Section 16(a) reporting persons complied with all applicable filing requirements in a timely manner.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 15, 2021, by (a) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (b) each Named Executive Officer of the Company, (c) each director and director nominee of the Company and (d) all directors and executive officers as a group. Unless otherwise noted, the mailing address of each person or entity named below is 370 17th Street, Suite 5200, Denver, Colorado 80202.

All information with respect to the beneficial ownership of Common Stock has been furnished by or on behalf of the stockholders and is as of March 15, 2021. For each entity included in the table below, percentage ownership is calculated by dividing the number of shares reported as beneficially owned by such entity by the 25,697,108 shares of Common Stock outstanding on March 15, 2021.

	Beneficial Ownership of Common Stock
	Number of Shares	Percentage of Class
5% Stockholders
Kimmeridge Energy Management Company, LLC(1)	9,799,080	39.3%
Prudential Financial, Inc.(2)	2,717,401	10.8%
Brigade Capital Management, LP(3)	1,721,297	6.9%
Directors and Named Executive Officers:
Thomas B. Tyree, Jr.(4)	72,000	0.3%
Matthew R. Owens(4)	72,000	0.3%
Marianella Foschi(5)	57,284	0.2%
Eric J. Christ(6)	56,400	0.2%
Tom L. Brock(7)	53,551	0.2%
Benjamin Dell(8)	16,800	*
Carney Hawks(8)	16,800	*
Carrie M. Fox(8)	16,800	*
Howard A. Willard, III(8)	16,800	*
Michael Wichterich(8)	16,800	*
Morris Clark(8)	16,800	*
Executive Officers and Directors as a Group (11 total):	412,035	1.6%

(1) Pursuant to a Schedule 13D filed by Kimmeridge Energy Management Company, LLC with the Securities and Exchange Commission on January 28, 2021, Kimmeridge Energy Management Company, LLC has sole voting power with respect to 9,799,081 shares and sole dispositive power with respect to 9,799,081 shares. The principal address of Kimmeridge Energy Management Company, LLC is 412 West 15th Street - 11th Floor New York, NY 10011.
(2) Pursuant to a Schedule 13G filed by Prudential Financial, Inc. with the Securities and Exchange Commission on February 10, 2021, Prudential Financial, Inc. has sole voting power with respect to 38,202 shares and sole dispositive power with respect to 38,202 shares, shared voting power over 2,679,199 shares and shared voting power over 2,679,199 shares. The principal address of Prudential Financial, Inc. is 751 Broad Street Newark, New Jersey 07102-3777.
(3) Pursuant to a Schedule 13G jointly filed by Brigade Capital Management, LP (“Brigade CM”), Brigade Capital Management GP, LLC (“Brigade GP”) and Donald E. Morgan, III (“Mr. Morgan” and together with Brigade CM and Brigade GP, the “Brigade Persons”) with the Securities and Exchange Commission on February 1, 2021. The 1,721,297 shares of common stock reported as beneficially owned are directly held by Brigade CM. Brigade GP is the general partner of Brigade CM. Mr. Morgan is the managing member of Brigade GP. Brigade CM has shared voting power over 1,721,297 shares and shared dispositive power over 1,721,297 shares. Brigade GP has shared voting power over 1,721,297 shares and shared dispositive power over 1,721,297 shares. Mr. Morgan has shared voting power over 1,721,297 shares and shared dispositive power over 1,721,297 shares. The address of Brigade Capital Management, LP is 399 Park Avenue, 16th Floor New York, New York 10022.
(4) Includes 18,000 unvested RSUs and 54,000 unvested PSUs.
(5) Includes 14,100 unvested RSUs, 42,300 unvested PSUs, 544 Tranche A Warrants and 272 Tranche B Warrants.
(6) Includes 14,100 unvested RSUs and 42,300 unvested PSUs.
(7) Includes 12,750 unvested RSUs, 38,250 unvested PSUs, 1,571 Tranche A Warrants and 786 Tranche B Warrants.
(8) Includes 16,800 unvested DSUs.
* Less than 0.1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Review of Related Party Transactions

A “Related Party Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect material interest.

“Related Person” means:

•any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;

•any person who is known by us to be the beneficial owner of more than 5% of any class of our voting securities;

•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our Common Stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our Common Stock; and

•any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

Our board of directors has adopted a written related party transactions policy. Pursuant to this policy, our Audit Committee will review all material facts of all Related Party Transactions. In determining whether to approve or ratify a transaction, the Audit Committee will take into account, among other factors it deems appropriate, (a) whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, (b) the extent of the Related Person’s interest in the transaction and (c) whether the transaction is material to the Company.

Historical Transactions with Affiliates

Registration Rights Agreement

Pursuant to the Plan, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with certain stockholders (the “Holders”), some of which own 5% or more of our common stock. The Registration Rights Agreement provides resale registration rights for the Holders’ Registrable Securities (as defined in the Registration Rights Agreement).

Pursuant to the Registration Rights Agreement, upon a request of Holders holding at least 10% of the common stock of the Company, the Company is required to file a Shelf Registration Statement (as defined in the Registration Rights Agreement) with respect to the Registrable Securities. The Company is required to maintain the effectiveness of any such registration statement until the Registrable Securities covered by the registration statement are no longer Registrable Securities. Additionally, the Holders have customary demand, underwritten offering and piggyback registration rights, subject to the limitations set forth in the Registration Rights Agreement.

These registration rights are subject to certain conditions and limitations, including the right of underwriters to limit the number of shares to be included in a registration statement and the Company’s right to delay or withdraw a registration statement under certain circumstances. The Company will generally pay all registration expenses in connection with its obligations under the Registration Rights Agreement, regardless of whether a registration statement is filed or becomes effective. The registration rights granted in the Registration Rights Agreement are subject to customary indemnification and contribution provisions, as well as customary restrictions such as blackout periods and, if an underwritten offering is contemplated, limitations on the number of shares to be included in the underwritten offering that may be imposed by the underwriters.

The obligations to register shares under the Registration Rights Agreement will terminate with respect to the Company and each Holder on the first date upon which the Holder no longer owns any Registrable Securities.

Employees

Mr. Troy Owens, brother of Mr. Matthew R. Owens, our President and Chief Operating Officer, is employed by us as an engineer. Consistent with market compensation for his services, Mr. Troy Owens received approximately $0.3 million in aggregate cash compensation relating to the fiscal year ended December 31, 2020. In addition, Mr. Troy Owens received certain long-term incentives during the same period in the form of restricted stock units that vest over a period of three years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2020, was completed by PwC on March 18, 2021. The Audit Committee has the sole authority and responsibility to retain, evaluate and replace the Company’s auditors.

Audit and Other Fees

The table below sets forth the aggregate fees billed by PwC, the Company’s independent registered public accounting firm, for the last two fiscal years:

	2020	2019
Audit Fees(1)	$1,359,157	$1,848,275
Audit-Related Fees	—	—
Tax Fees	683	159,180
All Other Fees	2,163	2,778
Total	$1,362,003	$2,010,233
___________________________
(1)     Audit fees consist of the aggregate fees billed for professional services rendered for (a) the audit of our annual financial statements included in our Annual Report on Form 10-K and a review of financial statements included in our Quarterly Reports on Form 10-Q, (b) the filing of our registration statements for equity securities offerings, (c) the audit of the annual stand-alone financial statements of our subsidiary, (d) services that are normally provided in connection with statutory and regulatory filings or engagements for those years and (e) accounting consultations.

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve the plan and scope of PwC’s audit, audit-related, tax and other services. For the year ended December 31, 2020, the Audit Committee pre-approved 100% of the services described above.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          Documents Filed With This Report

1.           Consolidated Financial Statements: Previously included in the Original Filing.

2.           Consolidated Financial Statement Schedule: Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Filing.

3.           Exhibits.

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

**4.1	Description of securities.
†*10.1	Form of Restricted Cash Award Agreement (Employees) (incorporated by reference to Exhibit 10.3 to the Company’s 8-K (File No. 001-37907) filed with the Commission on March 20, 2020).
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

*21.1	Subsidiaries of the Registrant
*23.1	Consent of PricewaterhouseCoopers LLP
*23.2	Consent of Ryder Scott Company, L.P.
*31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.
**31.3	Certification of CEO required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.
**31.4	Certification of CFO required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Report of Ryder Scott Company, L.P.
**101	Interactive Data Files
†	Management contract or compensatory plan or agreement.
*	Previously Filed.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Extraction Oil & Gas, Inc.

Date: April 30, 2021	By:	/s/ Thomas B. Tyree Jr.
Thomas B. Tyree Jr.
Chief Executive Officer and Director