Form 10-Q
period 2021-03-31
Extraction Oil & Gas, Inc.
filed 2021-05-24
CIK 1655020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

The total number of shares of common stock, par value $0.01 per share, outstanding as of May 21, 2021 was 25,757,478.

EXTRACTION OIL & GAS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	Successor	Predecessor
	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$38,430	$205,890
Restricted cash—Note 2	25,641	—
Accounts receivable, net
Trade	24,508	13,266
Oil, natural gas and NGL sales	64,893	63,429
Inventory, prepaid expenses and other	30,274	36,382
Commodity derivative asset	—	6,971
Total Current Assets	183,746	325,938
Property and Equipment (successful efforts method), at cost:
Proved oil and gas properties	969,594	4,743,463
Unproved oil and gas properties	136,679	220,380
Wells in progress	6,984	129,058
Less: accumulated depletion, depreciation, amortization and impairment charges	(36,233)	(3,459,689)
Net oil and gas properties	1,077,024	1,633,212
Other property and equipment, net of accumulated depreciation and impairment charges	56,226	56,701
Net Property and Equipment	1,133,250	1,689,913
Non-Current Assets:
Commodity derivative asset	1,191	—
Other non-current assets	13,936	9,348
Total Non-Current Assets	15,127	9,348
Total Assets	$1,332,123	$2,025,199
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$115,550	$80,082
Revenue payable	145,004	49,376
Production taxes payable	99,929	2,595
Commodity derivative liability	26,674	2,147
Accrued interest payable	1,832	692
Asset retirement obligations	9,942	—
DIP Credit Facility—Note 4	—	106,727
Prior Credit Facility—Note 4	—	453,747
Current tax liability	23,325	—
Total Current Liabilities	422,256	695,366
Non-Current Liabilities:
RBL Credit Facility—Note 4	93,746	—
Production taxes payable	83,197	33,627
Commodity derivative liability	132	—
Other non-current liabilities	19,204	—
Asset retirement obligations	78,125	—
Total Non-Current Liabilities	274,404	33,627
Liabilities Subject to Compromise	—	2,143,497
Total Liabilities	696,660	2,872,490
Commitments and Contingencies—Note 12
Series A Convertible Preferred Stock, $0.01 par value; 50,000,000 shares authorized, 185,280 issued and outstanding as of December 31, 2020	—	191,754
Stockholders' Equity (Deficit):
Predecessor common stock, $0.01 par value; 900,000,000 shares authorized; 136,588,900 issued and outstanding as of December 31, 2020	—	1,336
Successor common stock, $0.01 par value; 900,000,000 shares authorized; 25,703,212 issued and outstanding as of March 31, 2021	257	—
Predecessor treasury stock, at cost, 38,859,078 shares as of December 31, 2020	—	(170,138)
Additional paid-in capital	546,652	2,140,499
Retained earnings (accumulated deficit)	88,554	(3,010,742)
Total Stockholders' Equity (Deficit)	635,463	(1,039,045)
Total Liabilities and Stockholders' Equity	$1,332,123	$2,025,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Successor	Predecessor
	For the Period from January 21 through March 31,	For the Period from January 1 through January 20,	For the Three Months Ended March 31,
	2021	2021	2020
Revenues:
Oil sales	$100,547	$27,137	$124,219
Natural gas sales	117,336	7,806	22,302
NGL sales	31,559	8,099	17,193
Gathering and compression	—	—	1,473
Total Revenues	249,442	43,042	165,187
Operating Expenses:
Lease operating expense	10,655	2,555	30,390
Transportation and gathering	23,188	6,256	22,786
Production taxes	21,440	3,294	13,454
Exploration and abandonment expenses	759	316	112,480
Depletion, depreciation, amortization and accretion	38,575	16,133	76,051
Impairment of long-lived assets	—	—	775
General and administrative expense	7,541	2,211	10,596
Other operating expense	3,890	1,107	56,510
Total Operating Expenses	106,048	31,872	323,042
Operating Income (Loss)	143,394	11,170	(157,855)
Other Income (Expense):
Commodity derivative gain (loss)	(28,487)	(12,586)	263,015
Loss on deconsolidation of Elevation Midstream, LLC	—	—	(73,139)
Reorganization items, net	—	873,908	—
Interest expense(1)	(3,034)	(1,534)	(21,358)
Other income	6	12	574
Total Other Income (Expense)	(31,515)	859,800	169,092
Income Before Income Taxes	111,879	870,970	11,237
Income tax expense	(23,325)	—	(2,200)
Net Income	$88,554	$870,970	$9,037
Net income attributable to noncontrolling interest	—	—	6,160
Net Income Attributable to Extraction Oil & Gas, Inc.	88,554	870,970	2,877
Adjustments to reflect Series A Preferred Stock dividends and accretion of discount	—	(418)	(6,518)
Net Income (Loss) Available to Common Shareholders, Basic and Diluted	$88,554	$870,552	$(3,641)
Income (Loss) Per Common Share (Note 11)
Basic	$3.47	$6.37	$(0.03)
Diluted	$3.41	$6.37	$(0.03)
Weighted Average Common Shares Outstanding
Basic	25,497	136,589	137,726
Diluted	25,976	136,589	137,726
(1) Absent the automatic stay described in the Company’s December 31, 2020 Annual Report on Form 10-K in Note 8—Long-Term Debt, interest expense for the Predecessor period January 1 to January 20, 2021 would have included an additional $3.7 million related to 2024 and 2026 Senior Notes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	For the Period from January 21 through March 31,	For the Period from January 1 through January 20,	For the Three Months Ended March 31,
	2021	2021	2020
Cash flows from operating activities:
Net income	$88,554	$870,970	$9,037
Reconciliation of net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	38,575	16,133	76,051
Abandonment and impairment of unproved properties	—	—	106,928
Impairment of long-lived assets	—	—	775
Amortization of debt issuance costs	452	113	1,242
Non-cash lease expense	871	264	4,871
Non-cash reorganization items, net	—	(902,653)	—
Non-cash discount on rights offering	1,792	—	—
Contract asset	—	—	8,465
Commodity derivatives loss (gain)	28,487	12,586	(263,015)
Settlements on commodity derivatives	(5,025)	542	24,932
Earnings in unconsolidated subsidiaries	—	—	(480)
Loss on deconsolidation of Elevation Midstream, LLC	—	—	73,139
Deferred income tax expense	—	—	2,200
Stock-based compensation	2,174	302	—
Changes in current assets and liabilities:
Accounts receivable—trade	(12,008)	(598)	(9,127)
Accounts receivable—oil, natural gas and NGL sales	(195)	(1,269)	66,253
Inventory, prepaid expenses and other	8,182	(778)	584
Accounts payable and accrued liabilities	(30,580)	16,192	(7,699)
Accounts payable and accrued liabilities - related party	—	—	46,777
Revenue payable	17,251	18,529	(1,690)
Production taxes payable	(13,534)	(13,750)	21,002
Accrued interest payable	1,832	(692)	(2,583)
Current tax liability	23,325	—	—
Asset retirement expenditures	(1,045)	(545)	(10,563)
Net cash provided by operating activities	149,108	15,346	147,099
Cash flows from investing activities:
Oil and gas property additions	(22,451)	(9,120)	(143,000)
Sale of property and equipment	—	—	12,117
Gathering systems and facilities additions, net of cost reimbursements	—	—	4,193
Other property and equipment additions	(248)	—	(2,980)
Investment in unconsolidated subsidiaries	—	—	(10,033)
Net cash used in investing activities	(22,699)	(9,120)	(139,703)
Cash flows from financing activities:
Borrowings under Prior Credit Facility—Note 4	—	—	70,000
Repayments under Prior Credit Facility—Note 4	—	(453,872)	(70,000)
Repayments under DIP Credit Facility—Note 4	—	(106,727)	—
Borrowings under RBL Credit Facility—Note 4	—	265,000	—
Repayments under RBL Credit Facility—Note 4	(180,000)	—	—
Proceeds from issuance of common stock	7,000	200,473	—
Payment of employee payroll withholding taxes	—	—	(35)
Debt issuance costs and other financing fees	—	(6,328)	(22)
Net cash used in financing activities	(173,000)	(101,454)	(57)
Effect of deconsolidation of Elevation Midstream, LLC	—	—	(7,728)
Decrease in cash and cash equivalents	(46,591)	(95,228)	(389)
Cash, cash equivalents and restricted cash at beginning of period	110,662	205,890	32,382
Cash, cash equivalents and restricted cash at end of the period	$64,071	$110,662	$31,993
Supplemental cash flow information:
Property and equipment included in accounts payable and accrued liabilities	$17,192	$16,320	$99,602
Cash paid for interest	787	2,245	24,865
Cash paid for reorganization items, net	15,029	6,545	—
Accretion of beneficial conversion feature of Series A Preferred Stock	—	418	1,770
Preferred Units commitment fees and dividends paid-in-kind	—	—	6,160
Series A Preferred Stock dividends paid-in-kind	—	—	4,748
Draw on letter of credit increasing the RBL Credit Facility	8,746	—	—
Draw on letter of credit increasing the Prior Credit Facility	—	125	—
General unsecured claim within accounts payable and accrued liabilities settled with common stock	11,088	—	—
Backstop Commitment Agreement premium within accounts payable and accrued liabilities settled with common stock	—	23,866	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTRACTION OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Extraction Oil & Gas, Inc. Stockholders' Equity (Deficit)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount				Amount
Balance at January 1, 2020 (Predecessor)	176,517	$1,336	38,859	$(170,138)	$2,156,383	$(1,743,208)	$244,373	$264,364	$508,737
Preferred Units commitment fees & dividends paid-in-kind	—	—	—	—	(6,160)	—	(6,160)	6,160	—
Series A Preferred Stock dividends	—	—	—	—	(4,748)	—	(4,748)	—	(4,748)
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(1,770)	—	(1,770)	—	(1,770)
Restricted stock issued, net of tax withholdings and other	234	—	—	—	(35)	—	(35)	—	(35)
Net income	—	—	—	—	—	9,037	9,037	—	9,037
Effects of deconsolidation of Elevation Midstream, LLC	—	—	—	—	—	—	—	(270,524)	(270,524)
Balance at March 31, 2020 (Predecessor)	176,751	$1,336	38,859	$(170,138)	$2,143,670	$(1,734,171)	$240,697	$—	$240,697

Balance at January 1, 2021 (Predecessor)	175,448	$1,336	38,859	$(170,138)	$2,140,499	$(3,010,742)	$(1,039,045)	$—	$(1,039,045)
Stock-based compensation	—	—	—	—	302	—	302	—	302
Accretion of beneficial conversion feature on Series A Preferred Stock	—	—	—	—	(418)	—	(418)	—	(418)
Net income	—	—	—	—	—	870,970	870,970	—	870,970
Cancellation of Predecessor equity	(175,448)	(1,336)	(38,859)	170,138	(2,140,383)	2,139,772	168,191	—	168,191
Issuance of Successor equity	24,729	247	—	—	504,205	—	504,452	—	504,452
Issuance of Successor warrants	—	—	—	—	20,403	—	20,403	—	20,403
Balance at January 20, 2021 (Predecessor)	24,729	$247	—	$—	$524,608	$—	$524,855	$—	$524,855

Balance at January 21, 2021 (Successor)	24,729	$247	—	$—	$524,608	$—	$524,855	$—	$524,855
Stock-based compensation	—	—	—	—	2,174	—	2,174	—	2,174
Net income	—	—	—	—	—	88,554	88,554	—	88,554
Issuance of Successor equity for general unsecured claims	543	5	—	—	11,083	—	11,088	—	11,088
Issuance of Successor equity for rights offering	431	5	—	—	8,787	—	8,792	—	8,792
Balance at March 31, 2021 (Successor)	25,703	$257	—	$—	$546,652	$88,554	$635,463	$—	$635,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTRACTION OIL & GAS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Organization

Extraction Oil & Gas, Inc. (the “Company” or “Extraction"” is an independent oil and gas company focused on the acquisition, development and production of oil, natural gas and natural gas liquids (“NGLs”) reserves in the Rocky Mountain region, primarily in the Wattenberg Field of the Denver-Julesburg Basin (the “DJ Basin”) of Colorado. As described below in the section titled Voluntary Reorganization under Chapter 11 of the Bankruptcy Code, during the second quarter of 2020, the Company filed for bankruptcy and, as a result, was delisted from the NASDAQ Global Select Market on June 25, 2020 and began trading on the Pink Open Market under the symbol “XOGAQ.” Also described below, on January 20, 2021 the Company emerged from bankruptcy as a reorganized entity and, as a result, was relisted on the NASDAQ Global Select Market on January 21, 2021 and began trading under the symbol “XOG.”

To facilitate our financial statement presentations, the Company refers to the post-emergence reorganized company in these condensed consolidated financial statements and footnotes as the Successor Company for periods subsequent to January 20, 2021 and to the pre-emergence company as the Predecessor Company for periods on or prior to January 20, 2021. This delineation between Predecessor Company periods and Successor Company periods is shown in the condensed consolidated financial statements, certain tables within the footnotes to the condensed consolidated financial statements and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) through the use of a black line, calling out the lack of comparability between periods.

Bonanza Creek Energy, Inc. Merger

On May 9, 2021, Bonanza Creek Energy, Inc. (“Bonanza Creek”) and Extraction signed a merger agreement in an all-stock merger of equals. The merger is subject to customary closing conditions, and the Company currently expects it to close in the third quarter of 2021. Upon completion of the merger, the combined company will be named Civitas Resources, Inc. (“Civitas”). Bonanza Creek President and Chief Executive Officer, Eric Greager, will serve as President and CEO of Civitas. Other senior leadership positions will be filled by current executives of Bonanza Creek and Extraction. As designated in the merger agreement, of the six named officers, three will be from Bonanza Creek and three from Extraction. Extraction Chairman of the Board, Ben Dell, will serve as Chairman of Civitas, and Bonanza Creek and Extraction will each nominate four directors to Civitas’ diverse, eight-member Board.

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

On July 30, 2020, the Debtors filed a proposed Plan of Reorganization (as amended, modified, or supplemented from time to time, the “Plan”) and related Disclosure Statement (as amended or modified, the “Disclosure Statement”) describing the Plan and the solicitation of votes to approve the same from certain of the Debtors’ creditors with respect to the Chapter 11 Cases. Subsequently on October 22, 2020 and November 5, 2020, the Debtors filed first and second amendments, respectively, to the Disclosure Statement. The hearing to consider approval of the Disclosure Statement was held on November 6, 2020. On November 6, 2020, the Bankruptcy Court approved the adequacy of the Disclosure Statement and the Debtors commenced a solicitation process to obtain votes on the Plan. The Plan was confirmed by order of the Bankruptcy Court on December 23, 2020 (the “Confirmation Order”).

On January 20, 2021 (the “Emergence Date”), all material conditions were met, and the Plan became effective in accordance with its terms and the Company emerged from Chapter 11. Unless otherwise indicated, capitalized terms used but not defined herein shall have the meanings ascribed to them in the Plan. On the Emergence Date and pursuant to the Plan:

•The Company amended and restated its certificate of incorporation and bylaws;

•The Company constituted a new board of directors;

•The Company appointed a new Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer;

•The Successor Company issued new common stock (the “New Common Stock”) and New Warrants (as defined in Note 10—Equity) in reliance on exemptions from registration under Section 1145 of the Bankruptcy Code and Section 4(a)2 of the Securities Act, as applicable:

◦2,832,833 shares of New Common Stock pro rata to holders of the 2024 Senior Notes;

◦4,854,017 shares of New Common Stock pro rata to holders of the 2026 Senior Notes;

◦179,472 shares of New Common Stock, 1,452,773 Tranche A Warrants to purchase 1,452,773 shares of New Common Stock and 726,390 Tranche B Warrants to purchase 726,390 shares of New Common Stock pro rata to holders of the Predecessor Company’s Series A Preferred Stock (the “Predecessor Preferred Stock”) outstanding prior to the Emergence Date;

◦179,496 shares of New Common Stock, 1,452,794 Tranche A Warrants to purchase 1,452,794 shares of New Common Stock and 726,412 Tranche B Warrants to purchase 726,412 shares of New Common Stock pro rata to holders of the Predecessor Company’s existing common stock (the “Predecessor Common Stock”) outstanding prior to the Emergence Date;

◦11,909,430 shares of New Common Stock were issued to participants in the Equity Rights Offering extended by the Company to the applicable classes under the Plan (including to the commitment parties party to the Backstop Commitment Agreement) which includes 430,760 shares issued as part of the rights offering in February 2021;

◦844,760 shares of New Common Stock to the commitment parties under the Backstop Commitment Agreement in connection with their backstop obligation thereunder to purchase unsubscribed shares of New Common Stock;

◦13,392 shares of New Common Stock were issued to participants in rights offering extended by the Company to certain holders of general unsecured claims;

◦3,177,194 shares of New Common Stock to holders of the 2024 Senior Notes and 2026 Senior Notes in respect of claims purchased from general unsecured creditors;

◦1,169,322 shares of New Common Stock to commitment parties under the Backstop Commitment Agreement in respect of the commitment premium due thereunder; and
◦543,296 shares of New Common Stock were issued to general unsecured claims that settled in February 2021. See Note 10—Equity.

•The Company entered into the RBL Credit Facility (as defined in Note 4—Long-Term Debt—RBL Credit Facility);

•The Company repaid in full and terminated the Prior Credit Facility (as defined in Note 4—Long-Term Debt—Prior Credit Facility). All liens and security interests granted to secure such obligations under the Prior Credit Facility were automatically terminated and are of no further force and effect;

•The Company terminated the DIP Credit Facility (as defined in Note 4—Long-Term Debt), and the holders of claims under the DIP Credit Facility received payment in full, in cash, for allowed claims. All liens and security interests granted to secure such obligations under the DIP Credit Facility were automatically terminated and are of no further force and effect;

•The holders of certain trade claims, administrative claims, other secured claims and other priority claims that were allowed by the Bankruptcy Court received payment in full in cash upon emergence or through the ordinary course of business after the Emergence Date.

Note 2—Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company, including its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission rules and regulation for interim financial reporting. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments that are considered necessary for a fair statement of the unaudited condensed consolidated financial information, have been included. However, operating results for the period presented are not necessarily indicative of the results that may be expected for a full year. Interim condensed consolidated financial statements and the year-end balance sheets do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”).

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in its Annual Report and are supplemented by the notes to the unaudited condensed consolidated financial statements in this report. As discussed in Note 3—Fresh Start Reporting, upon emergence from bankruptcy on January 20, 2021, we recorded our consolidated balance sheet accounts at fair value.

The Predecessor Company applied ASC Topic 852 — Reorganizations in preparing the condensed consolidated financial statements. ASC 852 did not apply to the Successor Company. ASC 852 requires the financial statements, for periods subsequent to the Chapter 11 Cases’ filing date, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses incurred during the bankruptcy proceedings, including gain on settlement of debt and fresh-start valuations, are recorded as reorganization items. In addition, for periods after the Petition Date and through the Emergence Date, Predecessor Company pre-petition obligations that may have been impacted by the Chapter 11 process have been classified on the condensed consolidated balance sheets as “Liabilities Subject to Compromise.” These liabilities are reported at the amounts the Predecessor Company anticipated would be allowed by the Bankruptcy Court as of that balance sheet date, even if they may be settled for lesser amounts. See below for more information regarding reorganization items.

GAAP requires certain additional reporting for financial statements prepared between the Petition Date and the Emergence Date, including:

•Reclassification of pre-petition liabilities that are unsecured, under-secured or where it cannot be determined that the liabilities are fully secured to a separate line item in the condensed consolidated balance sheets called “Liabilities Subject to Compromise”; and

•Segregation of reorganization items as a separate line in the condensed consolidated statements of operations outside of income from continuing operations.

Accounting policies for the balance sheet accounts listed below are disclosed in the Company’s Annual Report. As of the Effective Date, the amounts for these accounts have been recorded at fair value. After the effective date, the Company will continue to follow the accounting policies within the Company’s Annual Report.

•Cash and Cash Equivalents
•Accounts Receivable
•Inventory, Prepaid Expenses and Other
•Oil and Gas Properties
•Other Property and Equipment
•Debt Issuance Costs
•Commodity Derivative Instruments
•Intangible Assets
•Asset Retirement Obligation

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

Bankruptcy Claims

The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the bar date of August 14, 2020. As of May 12, 2021, the Debtors’ have received approximately 2,600 proofs of claim, primarily representing general unsecured claims, for an amount of approximately $5.8 billion. The Bankruptcy Court does not allow for claims that have been acknowledged as duplicates. Approximately 2,100 claims totaling approximately $4.2 billion have been withdrawn, disallowed or are pending approval to be disallowed. Differences in amounts recorded and claims filed by creditors are currently being investigated and resolved, including through filing objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In light of the substantial number of claims filed, the claims resolution process may take considerable time to complete and is continuing even after the Debtors emerged from bankruptcy.

Divestiture

In February 2020 (the “February 2020 Divestiture”), the Company completed the sale of certain non-operated producing properties for aggregate sales proceeds of approximately $12.2 million, subject to customary purchase price adjustments. No gain or loss was recognized for the February 2020 Divestiture. The Company continues to explore divestitures as part of our ongoing initiative to divest non-strategic assets.

Segments

After March 31, 2020, the Company had a single reportable segment. Beginning in the fourth quarter of 2018, the Company had two operating segments, (i) the exploration, development and production of oil, natural gas and NGL (the "exploration and production segment") and (ii) the construction of and support of midstream assets to gather and process crude oil and gas production (the "gathering and facilities segment"). Elevation Midstream, LLC comprised the gathering and facilities segment. Through March 16, 2020, the results of Elevation were included in the condensed consolidated financial statements of Extraction. Effective March 17, 2020, the results of Elevation Midstream, LLC were no longer consolidated in Extraction's results; however, the Company’s segment disclosures included the gathering and facilities segment because it was consolidated through March 16, 2020. Due to the immaterial nature of the revenues and expenses for the first quarter of 2020 and because these amounts are already disclosed in the Company's Annual Report on Form 10-K, the Company will no longer present segment metrics separately.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of demand deposits and highly liquid investments which have an original maturity of three months or less. Cash and cash equivalents potentially subject the Company to a concentration of credit risk as substantially all of its deposits held in financial institutions were in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits as of March 31, 2021 and December 31, 2020. The Company maintains its unrestricted cash and cash equivalents in the form of money market and checking accounts with financial institutions that are also lenders under the Successor’s credit agreement. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Restricted cash as of March 31, 2021 shown in the table below consists of funds remaining in a professional fee escrow account that were reserved to pay certain professional fees upon emergence from the Chapter 11 Cases. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands):

	Successor	Predecessor
	March 31, 2021	December 31, 2020
Cash and cash equivalents	$38,430	$205,890
Restricted cash	25,641	—
Total cash, cash equivalents and restricted cash	$64,071	$205,890

Other Operating Expenses

Other operating expenses for the periods shown are as follow (in thousands).

	Successor	Predecessor
	For the Period from January 21 through March 31,	For the Period from January 1 through January 20,	For the Three Months Ended March 31,
	2021	2021	2020
Restructuring items(1)	$3,739	$—	$5,798
Litigation expense(2)	—	153	46,777
Early termination penalties	—	373	—
Production tax interest expense	151	581	—
Midstream operating expenses(3)	—	—	3,935
Total	$3,890	$1,107	$56,510
_______________
(1) The $5.8 million for the three months ended March 31, 2020 was a charge to income for expenses related to a workforce reduction in February 2020. The $3.7 million for the period from January 21, 2021 through March 31, 2021 related primarily to professional fees surrounding emergence from bankruptcy.
(2) The $46.8 million was a loss contingency from an alleged breach in contract stemming from a purported failure to complete the pipeline extensions connecting certain wells to the Badger central gathering facility prior to April 1, 2020.
(3) The $3.9 million was for midstream operating expenses previously reported on its own line item on the condensed consolidated statement of operations but now consolidated in other operating expenses due to its relative immaterial amount and because the Company will not be incurring these expenses for the foreseeable future due to the deconsolidation of Elevation Midstream, LLC discussed in the Segments section above.

Recent Accounting Pronouncements

Other than as disclosed in the Company’s Annual Report, there are no other accounting standards applicable to the Company as of March 31, 2021 and through the date of this filing that would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures that have been issued but not yet adopted by the Company.

Note 3—Fresh Start Reporting

Fresh Start Reporting

In connection with the Company’s emergence from bankruptcy and in accordance with Accounting Standards Codification (“ASC”) Topic 852—Reorganizations (“ASC 852”), the Company qualified for and applied fresh start reporting on the Emergence Date. The Company was required to apply fresh start reporting because (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor and (ii) the reorganization value (defined below) of the Company’s assets immediately prior to confirmation of the Plan of $1.4 billion was less than the $2.9 billion of post-petition liabilities and allowed claims.

Because the Company qualified for fresh start reporting, a new reporting entity was considered to have been created; as a result and in accordance with ASC 852, the Company allocated the reorganization value of the Company to its individual assets, including property, plant and equipment, based on their estimated fair values in conformity with FASB ASC Topic 820–Fair Value Measurement (“ASC 820”) and FASB ASC Topic 805–Business Combinations (“ASC 805”). As such, the condensed consolidated financial statements after January 20, 2021 are not comparable with the condensed consolidated financial statements as of or prior to that date.

Reorganization Value

Reorganization value represents the fair value of the Successor Company’s assets before considering certain liabilities and is intended to represent the approximate amount a willing buyer would pay for the Company’s assets immediately after reorganization. Reorganization value is derived from an estimate of enterprise value, or fair value of the Company’s interest-bearing debt and stockholders’ equity. As set forth in the Plan and related disclosure statement, the enterprise value of the Successor Company was estimated to be between $875.0 million to $1.275 billion. On the Emergence Date, the Successor Company’s estimated enterprise value was $1.052 billion before the consideration of cash and cash equivalents on hand, which falls slightly below the midpoint of this range. The enterprise value was derived from an independent valuation using an income approach to derive the fair value of the Company’s assets as of the Emergence Date. On the Emergence Date, pursuant to the terms of the Plan, the Successor Company entered into a $1.0 billion reserve-based credit agreement with an initial borrowing base of $500.0 million. Please see Note 4—Long-Term Debt for discussion of the Successor Company’s debt.

The Company’s principal assets are its oil and natural gas properties. The fair value of proved reserves was estimated using a discounted cash flows approach, which was based on the anticipated future cash flows associated with those proved reserves, risked by reserve category and discounted using a weighted average cost of capital rate of 11.0%. The proved reserve locations included in this analysis were limited to wells included in the Company's five-year development plan. Future prices were based on forward strip price curves (adjusted for basis differentials). The fair value of the Company’s unproved reserves was estimated using a discounted cash flows approach. See further discussion below in “Fresh Start Adjustments.”

The following table reconciles the Company’s enterprise value to the implied value of Successor equity as of January 20, 2021 (in thousands, except per share data):

Successor
January 20, 2021
Enterprise value	$1,052,000
Plus: Cash and cash equivalents	71,793
Plus: General unsecured claims to be satisfied through issuance of equity after Emergence	16,127
Less: Working capital adjustment(1)	(333,938)
Less: Interest bearing liabilities	(265,000)
Less: Fair value of warrants(2)	(20,403)
Implied value of Successor equity after satisfaction of general unsecured claims after Emergence	$520,579
Less: General unsecured claims to be satisfied through issuance of equity after Emergence	(16,127)
Implied value of Successor equity as of January 20, 2021	$504,452

Common shares of Successor equity as of January 20, 2021	24,729,681
Implied value per common share as of January 20, 2021	$20.41
(1) Represents current assets without cash and cash equivalents and restricted cash, current liabilities without the asset retirement obligation and the current liability related to the professional fee escrow accrual in accounts payable and accrued liabilities, other non-current liabilities, non-current production taxes, and the working capital deficit adjustment of $23.9 million utilized by the valuation specialist to determine enterprise value for the Plan. This adjustment considers the impact of liabilities in excess of normalized working capital to the enterprise value for purposes of calculating implied Successor equity.
(2) Warrants were considered as part of equity on the condensed consolidated balance sheet but are broken out separately here for presentation and disclosure purposes.

The following table reconciles the Company’s enterprise value to its reorganization value as of January 20, 2021 (in thousands):

Successor
January 20, 2021
Enterprise value	$1,052,000
Plus: Normalized working capital liabilities(1)	176,976
Plus: Asset retirement obligations, current and non-current	87,199
Plus: Cash and cash equivalents	71,793
Reorganization value	$1,387,968
(1) Relates to normalized working capital liabilities in the Predecessor ending balance sheet.

Although the Company believes the assumptions and estimates used to develop enterprise value and reorganization value are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. The assumptions used in estimating these values are inherently uncertain and require judgment. See below under the caption “Fresh Start Adjustments” for additional information regarding assumptions used in the valuation of the Company’s significant assets and liabilities.

Condensed Consolidated Balance Sheet at the Emergence Date (in thousands)

The adjustments set forth in the following condensed consolidated balance sheet as of January 20, 2021 reflect the consummation of transactions contemplated by the Plan (the “Reorganization Adjustments”) and the fair value adjustments as a result of applying fresh start reporting (the “Fresh Start Adjustments”). The explanatory notes highlight methods used to determine fair values or other amounts of the corresponding assets or liabilities, as well as significant assumptions.

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
ASSETS
Current Assets:
Cash and cash equivalents	$246,952	$(175,159)	(a)	$—		$71,793
Restricted cash	—	38,869	(b)	—		38,869
Accounts receivable, net
Trade	12,500	—		—		12,500
Oil, natural gas and NGL sales	64,698	—		—		64,698
Inventory, prepaid expenses and other	33,524	—		3,470	(r)	36,994
Total Current Assets	357,674	(136,290)		3,470		224,854
Property and Equipment (successful efforts method), at cost:
Proved oil and gas properties	4,746,225	—		(3,800,981)	(s)	945,244
Unproved oil and gas properties	221,247	—		(75,647)	(s)	145,600
Wells in progress	136,247	—		(136,247)	(s)	—
Less: accumulated depletion, depreciation, amortization and impairment charges	(3,475,279)	—		3,475,279	(s)	—
Net oil and gas properties	1,628,440	—		(537,596)		1,090,844
Other property and equipment, net of accumulated depreciation and impairment charges	56,455	—		350	(t)	56,805
Net Property and Equipment	1,684,895	—		(537,246)		1,147,649
Non-Current Assets:
Commodity derivative asset	134	—		—		134
Other non-current assets	9,003	6,328	(c)	—		15,331
Total Non-Current Assets	9,137	6,328		—		15,465
Total Assets	$2,051,706	$(129,962)		$(533,776)		$1,387,968
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$93,036	$58,792	(d)	$3,469	(r)	$155,297
Revenue payable	68,003	59,750	(e)	—		127,753
Production taxes payable	3,284	132,255	(f)	—		135,539
Commodity derivative liability	7,897	—		—		7,897
Accrued interest payable	2,236	(2,236)	(g)	—		—
Asset retirement obligations	—	13,937	(h)	(478)	(u)	13,459
DIP Credit Facility	106,727	(106,727)	(i)	—		—
Prior Credit Facility	453,872	(453,872)	(i)	—		—
Total Current Liabilities	735,055	(298,101)		2,991		439,945
Non-Current Liabilities:
RBL Credit Facility	—	265,000	(j)	—		265,000
Production taxes payable	38,716	22,405	(f)	—		61,121
Other non-current liabilities	—	23,307	(k)	—		23,307
Asset retirement obligations	—	80,620	(h)	(6,880)	(u)	73,740
Total Non-Current Liabilities	38,716	391,332		(6,880)		423,168
Liabilities Subject to Compromise	2,135,808	(2,135,808)	(l)	—		—
Total Liabilities	2,909,579	(2,042,577)		(3,889)		863,113
Commitments and Contingencies
Series A Convertible Preferred Stock	192,172	(192,172)	(m)	—		—
Stockholders' Equity (Deficit):
Predecessor common stock	1,336	(1,336)	(n)	—		—
Predecessor treasury stock	(170,138)	170,138	(o)	—		—
Predecessor additional paid-in capital	2,140,383	(2,140,383)	(n)(o)	—		—
Successor common stock	—	247	(p)	—		247
Successor warrants	—	20,403	(p)	—		20,403
Successor additional paid-in capital	—	504,205	(p)	—		504,205
Accumulated deficit	(3,021,626)	3,551,513	(q)	(529,887)	(v)	—
Total Stockholders' Equity (Deficit)	(1,050,045)	2,104,787		(529,887)		524,855
Total Liabilities and Stockholders' Equity (Deficit)	$2,051,706	$(129,962)		$(533,776)		$1,387,968

Reorganization Adjustments

(a) The table below reflects the sources and uses of cash and cash equivalents on the Emergence Date pursuant to the terms of the Plan (in thousands):

Sources:
Total cash received from the RBL Credit Facility	$265,000
Total proceeds from backstopped rights offering	200,255
Total proceeds from the general unsecured claims rights offering	218
Total sources of cash	465,473
Uses:
Payment of DIP Credit Facility, Prior Credit Facility, and related interest	(562,834)
Funding of the professional fee escrow account	(38,869)
Payment of prepetition taxes classified as liabilities subject to compromise	(21,532)
Payment of debt issuance cost associated with the RBL Credit Facility	(6,329)
Payment of contract cure costs classified as liabilities subject to compromise	(5,374)
Payments to professionals at emergence	(5,102)
Payment of the general unsecured claim cash out election for claims classified as liabilities subject to compromise	(592)
Total uses of cash	(640,632)
Net uses of cash	$(175,159)

(b) Represents the funding of the professional fee escrow account.

(c) Represents $6.3 million of financing costs related to the RBL Credit Facility, which were capitalized as debt issuance costs and will be amortized straight-line to interest expense through the maturity date of July 20, 2024.

(d) Represents amounts shown in accounts payable and accrued liabilities as reorganization adjustments (in thousands):

Reinstatements from liabilities subject to compromise:
Accounts payable and accrued liabilities	$29,752
Current portion of a settlement liability	17,700
General unsecured claims to be satisfied through issuance of equity after Emergence	16,127
Other general unsecured claims to be satisfied after Emergence	8,746
Other adjustments:
Success fees	20,800
Backstop Commitment Agreement premium satisfied in common shares at Emergence	(29,231)
Professional fees paid at Emergence	(5,102)
Total accounts payable and accrued liabilities reorganization adjustments	$58,792

(e) Represents revenue payables formerly in “Liabilities Subject to Compromise” that have been reinstated at emergence and will be paid out subsequent to emergence.

(f) Represents production taxes payable formerly in “Liabilities Subject to Compromise” that have been reinstated at emergence and will be paid out subsequent to emergence.

(g) Represents the satisfaction upon emergence of the Predecessor Company’s accrued interest payable for the Prior Credit Facility and DIP Credit Facility.

(h) Represents $13.9 million and $80.6 million of the current and non-current portions of asset retirement obligations, respectively, formerly in “Liabilities Subject to Compromise” that have been reinstated at emergence.

(i) Reflects the payment in full of the borrowings outstanding under the Prior Credit Facility and DIP Credit Facility.

(j) Reflects borrowings drawn under the RBL Credit Facility upon emergence.

(k) Represents $19.3 million of the non-current portion of a settlement liability and $4.0 million of other non-current liabilities formerly in “Liabilities Subject to Compromise” that have been reinstated at emergence and will be paid out subsequent to emergence.

(l) As part of the Plan, the Bankruptcy Court approved the settlement of certain claims reported within “Liabilities Subject to Compromise” in the Company's consolidated balance sheet at their respective allowed claim amounts. The table below indicates the reinstatement or disposition of liabilities subject to compromise (in thousands):

Liabilities subject to compromise pre-emergence	$2,135,808
Amounts reinstated on the Emergence Date:
Production taxes payable	(154,660)
Asset retirement obligations	(94,557)
Revenue payable	(59,750)
Accounts payable and accrued liabilities	(72,860)
Other non-current liabilities	(23,307)
Total liabilities reinstated	(405,134)
Consideration provided to settle liabilities subject to compromise per the Plan
Issuance of Successor equity associated with the participation in the backstopped and general unsecured rights offerings	(251,795)
Less proceeds from issuance of Successor equity associated with the backstopped and general unsecured rights offerings	200,473
Issuance of Successor equity to 2024 and 2026 Senior Notes holders, incremental to the backstopped and general unsecured rights offerings, and backstop commitment premium	(156,889)
Issuance of Successor equity to general unsecured claim holders, incremental to the backstopped and general unsecured rights offerings, and backstop commitment premium	(64,857)
Cash payment in settlement of claims and other	(27,498)
Total consideration provided to settle liabilities subject to compromise per the Plan	(300,566)
Gain on settlement of liabilities subject to compromise	$1,430,108

(m) Pursuant to the terms of the Plan, on the Emergence Date, all Predecessor preferred stock interests were cancelled.

(n) Pursuant to the terms of the Plan, on the Emergence Date, all Predecessor common stock interests were cancelled.

(o) Pursuant to the terms of the Plan, on the Emergence Date, all Predecessor treasury stock interests were cancelled.

(p) Reflects the issuance of Successor equity, including the issuance of 24,729,681 shares of common stock at a par value of $0.01 per share and warrants to purchase 4,358,369 shares of common stock in exchange for claims against or interests in the Debtors pursuant to the Plan. Equity issued is detailed in the table below (in thousands):

Issuance of Successor equity associated with the participation in the backstopped and general unsecured claims rights offerings	$251,795
Issuance of Successor equity associated with the backstop commitment premium	23,584
Issuance of Successor equity to 2024 and 2026 Senior Notes holders, incremental to the backstopped and general unsecured rights offerings, and backstop commitment premium	156,889
Issuance of Successor equity to general unsecured claims holders, incremental to the backstopped and general unsecured rights offerings, and backstop commitment premium	64,857
Fair value of warrants (Tranche A and B) to Predecessor common and preferred stockholders	20,403
Issuance of Successor equity to Predecessor common stockholders	3,664
Issuance of Successor equity to Predecessor preferred stockholders	3,663
Total Successor equity as of January 20, 2021	$524,855

(q) The table below reflects the cumulative net impact of the effects on accumulated deficit (in thousands):

Reorganization items, net:
Gain on settlement of liabilities subject to compromise	$(1,430,108)
Adjustment to Backstop Commitment Agreement premium	(5,365)
Acceleration of unvested stock compensation	3,468
Success fees	20,800
Impact on reorganization items, net	(1,411,205)
Cancellation of Predecessor equity	(2,140,308)
Net impact on accumulated (deficit)	$(3,551,513)

Fresh Start Adjustments

(r) Reflects the adjustment to fair value of the Company's line fill inventory based on market prices as of the Emergence Date.

(s) Reflects the adjustments to fair value of the Company's oil and natural gas properties, proved and unproved, as well as the elimination of wells in progress and accumulated depletion, depreciation and amortization.

For purposes of estimating the fair value of the Company's proved oil and gas properties, a discounted cash flows approach was used that estimated the fair value based on the anticipated future cash flows associated with the Company's proved reserves, risked by reserve category and discounted using a weighted average cost of capital rate of 11.0%. The proved reserve locations included in this analysis were limited to wells included in the Company's five-year development plan. Future prices for the income approach were based on forward strip price curves (adjusted for basis differentials) as of the Emergence Date.

In estimating the fair value of the Company's unproved properties, a discounted cash flows approach was used. The approach utilized for proved properties was also consistently utilized for properties that had positive future cash flows associated with reserve locations that did not qualify as proved reserves.

(t) Reflects the fair value adjustment to recognize the Company’s land as of the Emergence Date based on assessed values provided to management by a licensed appraiser. The appraisals utilized the market approach for comparable properties, where there was market comparable data available or the appraiser’s knowledge of the market and the property, to provide an estimated market value where market comparable data was not available.
(u) Reflects the adjustment to fair value of the Company's asset retirement obligations including using a credit-adjusted risk-free rate as of the Emergence Date.

(v) Reflects the net cumulative impact of the fresh start adjustments on accumulated deficit.

Reorganization Items, Net

Any expenses, gains and losses that were realized or incurred between the Petition Date and the Emergence Date and as a direct result of the Chapter 11 Cases were recorded in reorganization items, net in the Company’s consolidated statements of operations. The following table summarizes the components of reorganization items, net for the periods presented (in thousands):

Predecessor
For the Period from January 1 through January 20,
2021
Gain on settlement of liabilities subject to compromise	$1,430,108
Adjustment to Backstop Commitment Agreement premium	5,365
Acceleration of unvested stock compensation	(3,468)
Professional fees	(7,410)
Success fees	(20,800)
Fresh start valuation adjustment	(529,887)
Total reorganization items, net	$873,908

Note 4—Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	Successor	Predecessor
	March 31, 2021	December 31, 2020
RBL Credit Facility	$93,746	$—
DIP Credit Facility	—	106,727
Prior Credit Facility	—	453,747
2024 Senior Notes	—	400,000
2026 Senior Notes	—	700,189
Total principal	93,746	1,660,663
Unamortized debt issuance costs(1)	—	—
Total debt, prior to reclassification to “Liabilities Subject to Compromise”	93,746	1,660,663
Less amounts reclassified to “Liabilities Subject to Compromise”(2)	—	(1,100,189)
Total debt not subject to compromise(3)	93,746	560,474
Less current portion of long-term debt	—	(560,474)
Total long-term debt	$93,746	$—
____________________
(1) As a result of the Chapter 11 Cases and the adoption of ASC 852, the Company wrote off all unamortized debt issuance cost balances to reorganization items, net in the consolidated statements of operations during the year ended December 31, 2020.
(2) As of December 31, 2020, debt subject to compromise included the principal balances of the Predecessor Company’s Senior Notes.
(3) Debt not subject to compromise includes all borrowings outstanding under the Prior Credit Facility and DIP Credit Facility.

RBL Credit Facility

On the Emergence Date, pursuant to the terms of the Plan, the Successor Company entered into a $1.0 billion reserve-based credit agreement (“RBL Credit Agreement”) with Wells Fargo Bank, National Association (“RBL Credit Facility”) with an initial borrowing base of $500.0 million. The borrowing base is redetermined semiannually on or around May 1 and November 1 of each year, with one interim “wildcard” redetermination available to us and our administrative agent between scheduled redeterminations during any 12-month period. On May 6, 2021, our borrowing base was reaffirmed at $500.0 million. The next scheduled redetermination will be on or around November 1, 2021.

As of the date of this filing, the Company has drawn $153.7 million on the RBL Credit Facility. Total funds available for borrowing under the Company’s RBL Credit Facility, after giving effect to an aggregate of $0.5 million of undrawn letters of credit, were $345.8 million as of the date of this filing.

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

The RBL Credit Facility requires the Company to maintain (i) a consolidated net leverage ratio of less than or equal to 3.00 to 1.00 and (ii) a consolidated current ratio of greater than or equal to 1.00 to 1.00. Per the RBL Credit Agreement, for the purpose of calculating the current ratio for fiscal quarters ending March 31, 2021 and June 30, 2021, all ad valorem, severance or tax liabilities can be excluded from current liabilities in the calculation of the current ratio.

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

Prior Credit Facility, DIP Credit Facility, 2024 Senior Notes & 2026 Senior Notes

Information pertaining to these debt facilities can be found in our Annual Report on Form 10-K for the year ended December 31, 2020. Our obligations under our Prior Credit Facility, DIP Credit Facility, 2024 Senior Notes and 2026 Senior Notes were settled at the Effective Date.

Debt Issuance Costs

Predecessor Company debt issuance costs include origination, legal and other fees incurred in connection with the Predecessor Company’s Prior Credit Facility, DIP Credit Facility, 2024 Senior Notes and 2026 Senior Notes. As of January 20, 2021, the Predecessor Company had no debt issuance costs. For the period from January 1, 2021 to January 20, 2021, the Predecessor Company recorded amortization expense related to the debt issuance costs of $0.1 million, which has been reflected on the Predecessor Company’s condensed consolidated balance sheets within the line item “Other non-current assets.”

Successor Company debt issuance costs include origination, legal and other fees incurred in connection with the Successor Company’s RBL Credit Facility. As of March 31, 2021, the Company had debt issuance costs, net of accumulated amortization, of $5.9 million, which has been reflected on the Successor Company's condensed consolidated balance sheets within the line item “Other non-current assets.” For the period from January 21, 2021 to March 31, 2021, the Successor Company recorded amortization expense related to the debt issuance costs of $0.5 million.

As of March 31, 2020, the Predecessor Company had debt issuance costs, net of accumulated amortization, of $16.0 million. For the three months ending March 31, 2020, Predecessor Company recorded amortization expense related to the debt issuance costs of $1.2 million.

Interest Incurred on Long-Term Debt

For the period from January 1, 2021 to January 20, 2021, the Predecessor Company incurred interest expense on long-term debt of $1.5 million and capitalized interest expense on long-term debt of $0.1 million. For the period from January 21, 2021 to March 31, 2021, the Successor Company incurred interest expense on long-term debt of $2.6 million and a de minimis amount of capitalized interest expense on long-term debt. For the three months ended March 31, 2020, the Predecessor Company incurred interest expense on long-term debt of $22.3 million and capitalized interest expense on long-term debt of $2.1 million.

Note 5—Commodity Derivative Instruments

The Company’s open commodity derivative contracts by quarter as of March 31, 2021 are summarized below:

	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022	3/31/2023
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	1,298,500	1,153,000	1,041,000	828,000	—	—	—	—
Weighted average fixed price ($/Bbl)	$50.34	$49.64	$50.01	$50.05	$—	$—	$—	$—
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	—	—	—	—	345,839	320,247	297,903	94,820
Weighted average purchased put price ($/Bbl)	$—	$—	$—	$—	$40.00	$40.00	$40.00	$40.00
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	—	—	—	—	345,839	320,247	297,903	94,820
Weighted average sold call price ($/Bbl)	$—	$—	$—	$—	$72.70	$72.70	$72.70	$72.70
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	9,190,465	8,482,141	7,904,240	6,468,277	—	—	—	—
Weighted average fixed price ($/MMBtu)	$2.94	$2.93	$2.93	$3.00	$—	$—	$—	$—
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	—	—	—	—	2,764,135	2,614,602	2,477,469	797,160
Weighted average fixed price ($/MMBtu)	$—	$—	$—	$—	$2.00	$2.00	$2.00	$2.00
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	—	—	—	—	2,764,135	2,614,602	2,477,469	797,160
Weighted average fixed price ($/MMBtu)	$—	$—	$—	$—	$3.25	$3.25	$3.25	$3.25

The following tables detail the fair value of the Company’s derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for the presentation in the condensed consolidated balance sheets (in thousands):

Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offsets in the Balance Sheet(1)	Net Amounts of Assets and Liabilities Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet(2)	Net Amounts(3)
	Successor as of March 31, 2021
Current assets	$5,684	$(5,684)	$—	$—	$1,191
Non-current assets	—	1,191	1,191	—	—
Current liabilities	(32,358)	5,684	(26,674)	—	(26,806)
Non-current liabilities	(2,963)	2,831	(132)	—	—

	Predecessor as of December 31, 2020
Current assets	$8,372	$(1,401)	$6,971	$—	$6,971
Non-current assets	—	—	—	—	—
Current liabilities	(3,548)	1,401	(2,147)	—	(2,147)
Non-current liabilities	—	—	—	—	—
__________________
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

Commodity derivatives gain (loss) are included under the “Other income (expense)” line item in the condensed consolidated statements of operations. The table below sets forth the commodity derivatives gain (loss) for the periods presented (in thousands).

	Successor	Predecessor
	For the Period from January 21 through March 31,	For the Period from January 1 through January 20,	For the Three Months Ended March 31,
	2021	2021	2020
Commodity derivatives gain (loss)	$(28,487)	$(12,586)	$263,015

Note 6—Asset Retirement Obligations

The Company’s asset retirement obligations (“ARO”) represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration in accordance with applicable local, state and federal laws. The current and non-current portions as of December 31, 2020 (Predecessor) were $14.3 million and $80.5 million, respectively, and have been included in “Liabilities Subject to Compromise” in the condensed consolidated balance sheets as of that balance sheet date. The following table provides a reconciliation of the Company’s asset retirement obligations for the periods presented (in thousands):

Asset retirement obligations at December 31, 2020 (Predecessor)	$94,769
Liabilities settled	(545)
Accretion expense	333
Asset retirement obligations at January 20, 2021 (Predecessor)	94,557
Fresh start adjustment(1)	(7,358)
Asset retirement obligations at January 20, 2021 (Predecessor)	87,199

Asset retirement obligations at January 21, 2021 (Successor)	87,199
Additional liability incurred	81
Revisions in estimated cash flows	357
Liabilities settled	(1,045)
Accretion expense	1,475
Asset retirement obligations at March 31, 2021 (Successor)	$88,067
_____________________________________________________________________________________________________________________________________________
(1) Refer to Note 3—Fresh Start Reporting for more information on fresh start adjustments.

Note 7—Fair Value Measurements

The following table (in thousands) presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	Successor				Predecessor
	Fair Value Measurement at March 31, 2021				Fair Value Measurement at December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivative assets	$—	$1,191	$—	$1,191	$—	$6,971	$—	$6,971
Commodity derivative liabilities	—	26,806	—	26,806	—	2,147	—	2,147

The following table (in thousands) presents the fair value of the Company’s financial instruments and carrying value. This table does not impact the Company's financial position, results of operations or cash flows.

	Successor		Predecessor
	At March 31, 2021		At December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
RBL Credit Facility	$93,746	$93,746	$—	$—
Prior Credit Facility	—	—	453,747	453,747
DIP Credit Facility	—	—	106,727	106,727
2024 Senior Notes	—	—	400,000	70,732
2026 Senior Notes	—	—	700,189	123,408

Non-Recurring Fair Value Measurements

The Company utilizes fair value on a non-recurring basis to review its proved oil and gas properties for potential impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property. The Company uses an income approach analysis based on the net discounted future cash flows of producing property. The future cash flows are based on management’s estimates for the future. The unobservable inputs listed below are Level 3 inputs within the fair value hierarchy and include:

•estimates of oil and gas production, as the case may be, from the Company’s reserve reports;
•commodity prices based on the sales contract terms and forward price curves;
•operating and development costs; and,
•a discount rate based on a market-based weighted average cost of capital.

For both the periods from January 1, 2021 to January 20, 2021 and January 21, 2021 to March 31, 2021, the Company recognized no impairment expense on their proved oil and gas properties. For the three months ended March 31, 2020, the Predecessor Company recognized $0.8 million in impairment expense on its proved oil and gas properties related to impairment of assets in its northern field as the fair value did not exceed the Predecessor Company's carrying amount associated with its proved oil and gas properties in its northern field.

See Note 3—Fresh Start Reporting for discussion of the revaluation of the Company’s oil and gas properties upon emergence from bankruptcy.

Note 8—Income Taxes

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

The effective combined U.S. federal and state income tax rate for the following periods were:

•For the period from January 1, 2021 to January 20, 2021: zero
•For the period from January 21, 2021 to March 31, 2021: 20.85%
•For the three months ended March 31, 2020: 19.60%

The effective rate differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income due to (i) the effect of a full valuation allowance in effect at March 31, 2021 and (ii) the effects of state taxes, permanent taxable differences, and income attributable to non-controlling interest for the three months ended March 31, 2020. Net tax expense for the period January 1, 2021 to January 20, 2021 was reduced to zero due to the valuation allowance. Current tax expense for the period January 21, 2021 to March 31, 2021 was $23.3 million primarily as a result of net operating loss (“NOL”) carryovers limited under Section 382 of the Internal Revenue Service Code of 1986, as amended (“IRC”) due to the change in control as referenced in Note 3 – Fresh Start Reporting.

As described in Note 1 – Business and Organization, Voluntary Reorganization under Chapter 11 of the Bankruptcy Code above, in accordance with the Plan, the Company’s Senior Notes were canceled and exchanged for new common stock. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The IRC provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. Upon emergence from Chapter 11 bankruptcy proceedings, the CODI may reduce some or all of the amount of prior tax attributes, which can include net operating losses, capital losses, alternative minimum tax credits and tax basis in assets. The actual reduction in tax attributes does not occur until January 1, 2022.

The Company has evaluated the impact of the reorganization, including the change in control, resulting from its emergence from bankruptcy. From an income tax perspective, the most significant impact is attributable to our carryover tax attributes associated with our net operating losses. On the date of emergence, the estimated NOL was approximately $1.3 billion. The Company believes that the Successor Company will be able to fully absorb the cancellation of debt income realized by the Predecessor Company in connection with the reorganization with its adjusted NOL carryovers. The amount of the remaining NOL carryovers will be limited under Section 382 of the IRC due to the change in control as referenced in Note 3 – Fresh Start Reporting. As the tax basis of the Company's assets, primarily our oil and gas properties, is in excess of the carrying value, as adjusted in the fresh-start accounting process, the Successor Company is in a net deferred tax asset position. Per authoritative guidance, historical results along with expected market conditions known on the date of measurement, it is more likely than not that the Company will not realize future income tax benefits from the additional tax basis and its remaining NOL carryovers. This is periodically reassessed and could change. Accordingly, the Company has provided for a full valuation allowance of the underlying deferred tax assets.

Note 9—Stock-Based Compensation

2021 Long Term Incentive Plan

On January 20, 2021, as part of the emergence from bankruptcy, the board of directors adopted the Extraction Oil & Gas, Inc. 2021 Long Term Incentive Plan (the “2021 LTIP”) with a share reserve equal to 3,038,657 shares of New Common Stock. The 2021 LTIP provides for the grant of restricted stock units, restricted stock awards, stock options, stock appreciation rights, performance awards and cash awards to the Company’s employees and non-employee board directors. At emergence, the Successor Company granted awards under the 2021 LTIP to its directors, officers and employees, including restricted stock units, performance stock units and deferred stock units.

2016 Long-Term Incentive Plan

In October 2016, the Predecessor Company’s board of directors adopted the Extraction Oil & Gas, Inc. 2016 Long-Term Incentive Plan (“2016 LTIP”), pursuant to which employees, consultants, and directors of the Predecessor Company and its affiliates performing services for the Predecessor Company were eligible to receive awards. The 2016 LTIP provided for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards, and performance awards intended to align the interests of participants with those of stockholders. In May 2019, the Predecessor Company’s stockholders approved the amendment and restatement of the 2016 LTIP. The amended and restated 2016 Long-Term Incentive Plan provided a total reserve of 32.2 million shares of Predecessor Common Stock for issuance pursuant to awards under the 2016 LTIP. Extraction granted awards under the 2016 LTIP to certain directors, officers and employees, including stock options, restricted stock units, performance stock awards, performance stock units, performance cash awards and cash awards. Effective January 20, 2021, as part of the emergence from bankruptcy, the 2016 LTIP was terminated and no longer in effect and all outstanding awards were cancelled.

Successor Company Restricted Stock Units (“RSUs”)

RSUs issued under the 2021 LTIP generally vest over a one or three-year service period, with 100% vesting in year one or one-third, one-third and one-third of the units vesting in year one, two and three, respectively. Grant date fair value was determined based on the value of Extraction’s New Common Stock pursuant to the terms of the 2021 LTIP. The Successor Company assumed a forfeiture rate of zero as part of the grant date estimate of compensation cost.

The Successor Company recorded $1.4 million of stock-based compensation costs related to Successor Company RSUs for the period from January 21, 2021 through March 31, 2021. These costs were included in the condensed consolidated statements of operations within the “General and administrative expense” line item. As of March 31, 2021, there was $6.6 million of total unrecognized compensation cost related to the unvested Successor Company RSUs granted to certain directors, officers and employees that is expected to be recognized over a weighted average period of 1.2 years. The following table summarizes the Successor Company RSU activity for the period shown and provides information for Successor Company RSUs outstanding at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Successor Company RSUs at January 21, 2021	—	$—
Granted	394,144	20.41
Forfeited	(4,589)	20.41
Vested	—	—
Non-vested Successor Company RSUs at March 31, 2021	389,555	$20.41

Predecessor Company Restricted Stock Units

RSUs issued under the 2016 LTIP generally vested over either a one or three-year service period, with 100% vesting in year one or 25%, 25% and 50% of the units vesting in year one, two and three, respectively. Grant date fair value was determined based on the value of Extraction’s Predecessor Common Stock pursuant to the terms of the 2016 LTIP. The Predecessor Company assumed a forfeiture rate of zero as part of the grant date estimate of compensation cost.

The Predecessor Company recorded $0.2 million of stock-based compensation costs related to Predecessor Company RSUs for the period from January 1, 2021 through January 20, 2021, as compared to $0.8 million for the three months ended March 31, 2020. These costs were included in the condensed consolidated statements of operations within the “General and administrative expense” line item. The following table summarizes the Predecessor Company RSU activity for the period shown and provides information for Predecessor Company RSUs outstanding at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Predecessor Company RSUs at January 1, 2021	1,185,351	$6.99
Vested	(4,500)	8.70
Cancelled at emergence from bankruptcy	(1,180,851)	6.98
Non-vested Predecessor Company RSUs at January 20, 2021	—	$—

Successor Company Performance Unit Awards (“PSUs”)

Upon emergence from bankruptcy on January 20, 2021, the Successor Company granted PSUs to certain executives under the 2021 LTIP. The number of shares of the Successor Company's New Common Stock that may be issued to settle these various PSUs ranges from zero to two times the number of PSUs awarded. Generally, the shares issued for PSUs are determined based on the satisfaction of a time-based vesting schedule and absolute total stockholder return ("ATSR") measured over a three-year period and vest in their entirety at the end of the three-year measurement period. Any PSUs that have not vested at the end of the applicable measurement period are forfeited. As the ATSR vesting criterion are linked to the Successor Company's share price, it is considered a market condition for purposes of calculating the grant-date fair value of the awards.

The fair value of the Successor PSUs was measured at the grant date with a stochastic process method using a Monte Carlo simulation. A stochastic process is a mathematically defined equation that can create a series of outcomes over time. Those outcomes are not deterministic in nature, which means that by iterating the equations multiple times, different results will be obtained for those iterations. In the case of the Successor Company's PSUs, the Company cannot predict with certainty the path its stock price or the stock prices of its peers will take over the performance period. By using a stochastic simulation, the Company can create multiple prospective stock pathways, statistically analyze these simulations, and ultimately make inferences regarding the most likely path the stock price will take. As such, because future stock prices are stochastic, or probabilistic with some direction in nature, the stochastic method, specifically the Monte Carlo Model, is deemed an appropriate method by which to determine the fair value of the PSUs. Significant assumptions used in this simulation include the Company's expected volatility, risk-free interest rate based on U.S. Treasury yield curve rates with maturities consistent with the measurement period as well as the volatilities for each of the Company's peers.

The Successor Company recorded $0.4 million of stock-based compensation costs related to Successor Company PSUs for the period from January 21, 2021 through March 31, 2021. These costs were included in the condensed consolidated statements of operations within the “General and administrative expense” line item. As of March 31, 2021, there was $6.1 million of total unrecognized compensation cost related to the unvested Successor Company PSUs granted to certain executives that is expected to be recognized over a weighted average period of 2.8 years. The PSUs will be settled by issuing common stock. The following table summarizes the Successor Company PSU activity for the period shown and provides information for Successor Company PSUs outstanding at the dates indicated.

	Number of Shares(1)	Weighted Average Grant Date Fair Value
Non-vested Successor Company PSUs at January 21, 2021	—	$—
Granted	230,850	28.11
Forfeited	—	—
Vested	—	—
Non-vested Successor Company PSUs at March 31, 2021	230,850	$28.11
___________________
(1) The number of awards assumes that the associated maximum vesting condition is met at the target amount. The final number of shares of the Successor Company's New Common Stock issued may vary depending on the performance multiplier, which ranges from zero to two for the 2021 Successor PSU grants, depending on the level of satisfaction of the vesting condition.

Predecessor Company Performance Stock Awards (“PSAs”)

The Predecessor Company granted PSAs to certain executives under the 2016 LTIP in October 2017, March 2018, April 2019 and March 2020. The number of shares of the Predecessor Company's Predecessor Common Stock that may be issued to settle these various PSAs ranges from zero to two times the number of PSAs awarded. PSAs that settle in cash were presented as liability awards. Generally, the shares issued for PSAs were determined based on the satisfaction of a time-based vesting schedule and a weighting of one or more of the following: (i) absolute total stockholder return ("ATSR"), (ii) relative total stockholder return ("RTSR"), as compared to the Predecessor Company's peer group and (iii) cash return on capital invested ("CROCI") or return on invested capital ("ROIC") measured over a three-year period and vest in their entirety at the end of the three-year measurement period. Any PSAs that have not vested at the end of the applicable measurement period were forfeited. The vesting criterion that was associated with the RTSR was based on a comparison of the Predecessor Company's total shareholder return for the measurement period compared to that of a group of peer companies for the same measurement period. As the ATSR and RTSR vesting criteria were linked to the Predecessor Company's share price, they each were considered a market condition for purposes of calculating the grant-date fair value of the awards. The vesting criterion that was associated with the CROCI and ROIC were considered a performance condition for purposes of calculating the grant-date fair value of the awards.

The fair value of the Predecessor PSAs were measured at the grant date with a stochastic process method using a Monte Carlo simulation. A stochastic process is a mathematically defined equation that can create a series of outcomes over time. Those outcomes are not deterministic in nature, which means that by iterating the equations multiple times, different results will be obtained for those iterations. In the case of the Predecessor Company's PSAs, the Company cannot predict with certainty the path its stock price or the stock prices of its peer will take over the performance period. By using a stochastic simulation, the Company can create multiple prospective stock pathways, statistically analyze these simulations, and ultimately make inferences regarding the most likely path the stock price will take. As such, because future stock prices are stochastic, or probabilistic with some direction in nature, the stochastic method, specifically the Monte Carlo Model, is deemed an appropriate method by which to determine the fair value of the PSAs. Significant assumptions used in this simulation include the Company's expected volatility, risk-free interest rate based on U.S. Treasury yield curve rates with maturities consistent with the measurement period as well as the volatilities for each of the Company's peers.

The Predecessor Company recorded $0.1 million of stock-based compensation costs related to Predecessor Company PSAs for the period from January 1, 2021 through January 20, 2021, as compared to $0.8 million of stock-based compensation costs related to Predecessor Company PSAs for the three months ended March 31, 2020. These costs were included in the condensed consolidated statements of operations within the “General and administrative expense” line item. As of March 31, 2021, there was no unrecognized compensation cost related to the unvested Predecessor Company PSAs granted to certain executives as they were all cancelled at emergence. The following table summarizes the Predecessor Company PSA activity for the period shown and provides information for Predecessor Company PSAs outstanding at the dates indicated.

	Number of Shares(1)	Weighted Average Grant Date Fair Value
Non-vested Predecessor Company PSAs at January 1, 2021	1,196,279	$5.32
Cancelled at emergence from bankruptcy	(1,196,279)	5.32
Non-vested Predecessor Company PSAs at January 20, 2021	—	$—
___________________
(1) The number of awards assumed that the associated maximum vesting condition is met at the target amount. The final number of shares of the Predecessor Company's New Common Stock issued would have varied depending on the performance multiplier, which ranged from zero to one for the 2017 and 2018 grants and ranged from zero to two for the 2019 and 2020 grants, which would have depended on the level of satisfaction of the vesting condition.

Successor Deferred Stock Units (“DSUs”)

Upon emergence from bankruptcy on January 20, 2021, a new board of directors was appointed and each board member (except the CEO) were granted 16,800 Successor DSUs, which vest in quarterly installments over one year following the grant date. The DSUs will be settled in shares of New Common Stock upon the board member’s departure from the Company; thus, these DSUs may not be included in the Successor Company’s issued and outstanding shares for potentially several years. Grant date fair value was determined based on the value of Extraction’s New Common Stock pursuant to the terms of the 2021 LTIP. The Company assumed a forfeiture rate of zero as part of the grant date estimate of compensation cost.

The Successor Company recorded $0.4 million of stock-based compensation costs related to Successor Company DSUs for the period from January 21, 2021 through March 31, 2021, while the Predecessor Company incurred no costs for the three months ended March 31, 2020. These costs were included in the condensed consolidated statements of operations within the “General and administrative expense” line item. As of March 31, 2021, there was $1.7 million of total unrecognized compensation cost related to the unvested Successor Company DSUs granted to certain directors that is expected to be recognized over a weighted average period of 0.8 years. The following table summarizes the Successor Company DSU activity for the period shown and provides information for Successor Company DSUs outstanding at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Successor Company Deferred Stock Units at January 21, 2021	—	$—
Granted	100,800	20.41
Forfeited	—	—
Vested	—	—
Non-vested Successor Company Deferred Stock Units March 31, 2021	100,800	$20.41

Note 10—Equity

Common Stock

On the Emergence Date, the Successor Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State to provide for, among other things, the authority to issue a total of 950,000,000 shares of all classes of capital stock of which 900,000,000 shares are common stock, par value $0.01 per share (the “New Common Stock”) and 50,000,000 shares are preferred stock, par value $0.01 per share. Upon emergence from the Chapter 11 Cases, all existing shares of the Predecessor Company’s common stock and preferred stock were cancelled, and the Successor issued 25,703,212 shares of New Common Stock during the first quarter of 2021. As of March 31, 2021, the Company expects to issue an additional 256,390 shares of Successor Common Stock to settle general unsecured claims that are recorded in “Accounts payable and accrued liabilities” in the amount of $5.0 million. See Note 1—Business and Organization — Voluntary Reorganization under Chapter 11 of the Bankruptcy Code and Note 3—Fresh Start Reporting for more information.

Series A Preferred Stock

In connection with emergence from the Chapter 11 Cases on January 20, 2021, pursuant to the Plan, each share of our Series A Convertible Preferred Stock was canceled, released, and extinguished, and is of no further force or effect.

Warrants

On the Emergence Date and pursuant to the Plan, the Successor Company entered into warrant agreements with American Stock Transfer & Trust Company, LLC, as warrant agent, which provided for (i) the Successor Company’s issuance of up to an aggregate of 2,905,567 Tranche A Warrants to purchase the New Common Stock (the “Tranche A Warrants”) to certain former holders of the Predecessor Company’s common stock and (ii) the Successor Company’s issuance of up to an aggregate of 1,452,802 Tranche B warrants to purchase New Common Stock (the “Tranche B Warrants” and together with the Tranche A Warrants, the “Warrants”) to certain former holders of the Predecessor Company’s common stock.

The Tranche A Warrants are exercisable from the date of issuance until the fourth anniversary of the Emergence Date, at which time all unexercised Tranche A Warrants will expire, and the rights of the holders of such warrants to purchase New Common Stock will terminate. The Tranche A Warrants are initially exercisable for one share of New Common Stock per Tranche A Warrant at an initial exercise price of $107.64 per Tranche A Warrant (the “Tranche A Exercise Price”).

The Tranche B Warrants are exercisable from the date of issuance until the fifth anniversary of the Emergence Date, at which time all unexercised Tranche B Warrants will expire, and the rights of the holders of such warrants to purchase New Common Stock will terminate. The Tranche B Warrants are initially exercisable for one share of New Common Stock per Tranche B Warrant at an initial exercise price of $122.32 per Tranche B Warrant (the “Tranche B Exercise Price” and together with the Tranche A Exercise Price, the “Exercise Prices”).

Pursuant to the warrant agreements, no holder of a Warrant, by virtue of holding or having a beneficial interest in a Warrant, will have the right to vote, receive dividends, receive notice as stockholders with respect to any meeting of stockholders for the election of the Company’s directors or any other matter, or exercise any rights whatsoever as a stockholder of the Company unless, until and only to the extent such holders become holders of record of shares of New Common Stock issued upon settlement of the Warrants.

The number of shares of New Common Stock for which a Warrant is exercisable, and the Exercise Prices, are subject to adjustment from time to time upon the occurrence of certain events, including stock splits, reverse stock splits or stock dividends to holders of New Common Stock or a reclassification in respect of New Common Stock.

Note 11—Earnings (Loss) Per Share

The basic weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding. The components of basic and diluted EPS were as follows (in thousands, except per share data):

	Successor	Predecessor
	For the Period from January 21 through March 31,	For the Period from January 1 through January 20,	For the Three Months Ended March 31,
	2021	2021	2020
Basic and Diluted Income (Loss) Per Share
Net income (loss)	$88,554	$870,970	$9,037
Less: Noncontrolling interest	—	—	(6,160)
Less: Adjustment to reflect Series A Preferred Stock dividends	—	—	(4,748)
Less: Adjustment to reflect accretion of Series A Preferred Stock discount	—	(418)	(1,770)
Adjusted net income (loss) available to common shareholders, basic and diluted	$88,554	$870,552	$(3,641)
Denominator
Weighted average common shares outstanding, basic(1)(2)	25,497	136,589	137,726
Weighted average common shares outstanding, diluted	25,976	136,589	137,726
Income (Loss) Per Common Share
Basic	$3.47	$6.37	$(0.03)
Diluted	$3.41	$6.37	$(0.03)
_____________________
(1) For the period from January 1, 2021 to January 20, 2021, 7,138,153 potentially dilutive shares, including restricted stock awards and stock options outstanding, were not included in the calculation above, as they had an anti-dilutive effect on EPS. Additionally, 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded, as they would have had an anti-dilutive effect on EPS.
(2) For the three months ended March 31, 2020, 8,339,698 potentially dilutive shares, including restricted stock awards and stock options outstanding, were not included in the calculation above, as they had an anti-dilutive effect on EPS. Additionally, 11,472,445 common shares associated with the assumed conversion of Series A Preferred Stock were also excluded, as they would have had an anti-dilutive effect on EPS.

Note 12—Commitments and Contingencies

General

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not meet such commitments, the acreage positions or wells may be lost, or the Company may be required to pay damages if certain performance conditions are not met.

Drilling Rigs

As of March 31, 2021, the Company was subject to one drilling rig commitment on a 30-day rolling term to drill various pads during 2021.

Leases

The Company has entered into operating leases for certain compressors and office facilities and equipment. Maturities of operating lease liabilities associated with right-of-use assets and including imputed interest were as follows (in thousands):

Successor
As of March 31, 2021
2021 - remaining	$4,235
2022	2,701
2023	804
2024	60
Thereafter	—
Total lease payments	7,800
Less imputed interest(1)	(359)
Present value of lease liabilities	$7,441
____________________________
(1) Calculated using the estimated interest rate for each lease.

Delivery Commitments

The Predecessor Company entered into a long-term gas gathering and processing agreement (the “Gathering Agreement”) with a third-party midstream provider in February 2019. The Gathering Agreement commenced in January 2020 and has a term of ten years with an annual minimum volume commitment of 13.0 Bcf. The Gathering Agreement also includes a commitment to sell take-in-kind NGLs from other processing agreements of 4,000 Bbl/d in the first year of the Gathering Agreement and 7,500 Bbl/d in years two through seven of the Gathering Agreement with the ability to roll forward up to a 10% shortfall in a given month to the subsequent month. On December 23, 2020, the Predecessor Company and the counterparty entered into a settlement and amended the Gathering Agreement (the “Settlement and Amendment”). No changes were made to the Company’s annual minimum volume commitment as a result of the settlement and amendment.

In December 2016 and August 2017, the Predecessor Company agreed with several third-party producers and a midstream provider to expand natural gas gathering and processing capacity in the DJ Basin, including through the addition of two new processing plants as well as the expansion of related gathering systems. The first plant commenced operations in August 2018 and the second plant commenced operations in July 2019. The Company’s share of these commitments requires an incremental 51.5 and 20.6 MMcf per day, respectively, over a baseline volume of 65 MMcf per day for a period of seven years following the in-service dates of the plants. The Company may be required to pay a shortfall fee for any incremental volume deficiencies under these commitments. These contractual obligations can be reduced by the Company’s proportionate share of the collective volumes delivered to the plants by other third-party incremental volumes available to the midstream provider at the new facilities that are in excess of the total commitments. The Company is also required for the first three years of each contract to guarantee a certain target profit margin on these volumes sold.

Litigation and Legal Items

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of its business and reviews the status of these proceedings on an ongoing basis and, from time to time, may settle or otherwise resolve these matters on terms and conditions that management believes are in the Company’s best interests. The Company has provided the necessary estimated accruals in the condensed consolidated balance sheets where deemed appropriate for litigation and legal-related items that are ongoing and not yet concluded. Although the results cannot be known with certainty, the Company currently believes that the ultimate results of such proceedings will not have a material adverse effect on our business, financial position, results of operations or liquidity.

Environmental. Due to the nature of the oil and natural gas industry, the Company is exposed to environmental liabilities in the ordinary course of its business. The Company has various policies and procedures in place to minimize and mitigate the risks from environmental contamination or with respect to environmental compliance issues. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. Except as disclosed herein, the Company is not aware of any material environmental claims existing as of March 31, 2021 that have not been provided for or would otherwise have a material impact on the Company’s financial statements. However, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws, compliance matters or other environmental liabilities will not be discovered on our properties. The liability ultimately incurred with respect to a matter may exceed the related accrual.

COGCC Notices of Alleged Violations (“NOAVs”). The Company has received NOAVs from the Colorado Oil and Gas Conservation Commission (the “COGCC”) for alleged compliance violations to which the Company has responded. The Company does not believe penalties that could result from these NOAVs will have a material effect on its business, financial condition, results of operations or liquidity. The Company is in negotiations with the COGCC to settle all of its outstanding NOAVs. We expect the settlement amount to approximate $0.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains "forward-looking statements." All statements, other than statements of historical facts, included or incorporated by reference herein concerning, among other things, the Merger (as defined below), any statements regarding the expected timetable for completing the Merger, the results, effects, benefits and synergies of the Merger, future opportunities for the combined company, planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled or completed after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as ''may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," ''will," "continue," ''potential," "should," "could," and similar terms and phrases. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

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
•seasonal weather conditions.
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

In addition to the other information and risk factors set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in Item 1A of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2020 (our “Annual Report”) and in our other filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. MD&A should be read in conjunction with the condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report. The following information updates the discussion of the Company’s financial condition provided in our Annual Report and analyzes the changes in the results of operations between the three months ended March 31, 2021 and 2020.

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

Financial Results

Our results of operations as reported in our condensed consolidated financial statements for the periods January 21, 2021 through March 31, 2021 (“Successor”), January 1, 2021 through January 20, 2021 (“Predecessor”) and the three months ended March 31, 2020 are in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Although GAAP requires that we report on our results for the Successor and Predecessor periods separately, management views our operating results for the three months ended March 31, 2021 by combining the results of the Predecessor and Successor periods because management believes such presentation provides the most meaningful comparison of our results to prior periods. We are not able to compare the 20 days from January 1, 2021 through January 20, 2021 operating results to any of the previous periods reported in the condensed consolidated financial statements and do not believe reviewing this period in isolation would be useful in identifying any trends in or reaching any conclusions regarding our overall operating performance. We believe the key performance indicators such as operating revenues and expenses for the Successor period combined with the Predecessor Period provide more meaningful comparisons to other periods and are useful in understanding operational trends. Additionally, there were no changes in policies between the periods and any material impacts as a result of fresh start reporting were included within the discussion of these changes. These combined results do not comply with GAAP and have not been prepared as pro forma results under applicable regulations, but are presented because we believe they provide the most meaningful comparison of our results to prior periods.

For the combined three months ended March 31, 2021, crude oil, natural gas and NGL sales, coupled with the impact of settled derivatives, increased to $281.9 million as compared to $204.5 million in the same prior year period due to an increase of $20.06 in realized price per BOE, including settled derivatives, partially offset by a decrease in sales volumes of approximately 2,131 MBoe.

For the combined three months ended March 31, 2021, we had net income of $959.5 million as compared to net income of $9.0 million for the three months ended March 31, 2020. The change in net income for the combined three months ended March 31, 2021 from the three months ended March 31, 2020 was primarily driven by an increase in sales revenues of $127.3 million, reorganization gain of $873.9 million, a decrease in operating expenses of $185.1 million, no loss on deconsolidation of Elevation as compared to a loss of $73.1 million during the three months ended March 31, 2020, and a decrease in interest expenses of $17.7 million, offset by less commodity derivative gains of $304.1 million and an increase in income tax expense of $21.1 million.

Adjusted EBITDAX was $207.2 million, for the combined three months ended March 31, 2021 as compared to $123.9 million for the three months ended March 31, 2020, reflecting a 67% increase. Adjusted EBITDAX is a non-GAAP financial measure. For a definition of Adjusted EBITDAX and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please refer to “—Adjusted EBITDAX.”

Operational Results

During the combined three months ended March 31, 2021, we focused on improving free cash flow and implemented operational efficiencies to reduce drilling and completion costs. During the combined three months ended March 31, 2021, we incurred approximately $31.5 million in drilling 11 gross (6.1 net) wells with an average lateral length of 2.2 miles and completing 15 gross (10.5 net) wells with an average lateral length of 2.1 miles, all of which were horizontal wells in the DJ Basin. In addition, we incurred approximately $1.2 million of leasehold and surface acreage additions. We did not turn any wells to sales during the combined three months ended March 31, 2021.

Recent Developments

Emergence from Chapter 11 Bankruptcy

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

On July 30, 2020, the Debtors filed a proposed Plan of Reorganization (as amended, modified, or supplemented from time to time, the “Plan”) and related Disclosure Statement (as amended or modified, the “Disclosure Statement”) describing the Plan and the solicitation of votes to approve the same from certain of the Debtors’ creditors with respect to the Chapter 11 Cases. Subsequently on October 22, 2020 and November 5, 2020, the Debtors filed first and second amendments, respectively, to the Disclosure Statement. The hearing to consider approval of the Disclosure Statement was held on November 6, 2020. On November 6, 2020, the Bankruptcy Court approved the adequacy of the Disclosure Statement and the Debtors commenced a solicitation process to obtain votes on the Plan. The Plan was confirmed by order of the Bankruptcy Court on December 23, 2020 (the “Confirmation Order”). On January 20, 2021 (the “Emergence Date”), the Plan became effective in accordance with its terms and the Company emerged from the Chapter 11 Cases.

NASDAQ Delisting and Relisting

Our common stock was traded on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “XOG” prior to June 25, 2020. On June 16, 2020, we received a letter from NASDAQ notifying us that in accordance with NASDAQ rules, our securities would be delisted at the opening of business on June 25, 2020. On June 25, 2020, our common stock began trading on the Pink Open Market under the symbol “XOGAQ”. In connection with our emergence from the Chapter 11 Cases, our common stock was relisted on the NASDAQ on January 21, 2021 and began trading under the symbol “XOG.”

Bonanza Creek Energy, Inc. Merger

On May 9, 2021, Bonanza Creek Energy, Inc. (“Bonanza Creek”) and Extraction signed a merger agreement in an all-stock merger of equals (the “Merger”). The merger is subject to customary closing conditions, and we currently expect it to close in the third quarter of 2021. Upon completion of the Merger, the combined company will be named Civitas Resources, Inc. (“Civitas”). Bonanza Creek President and Chief Executive Officer, Eric Greager, will serve as President and CEO of Civitas. Other senior leadership positions will be filled by current executives of Bonanza Creek and Extraction. As designated in the merger agreement, of the six named officers, three will be from Bonanza Creek and three from Extraction. Extraction Chairman of the Board, Ben Dell, will serve as Chairman of Civitas, and Bonanza Creek and Extraction will each nominate four directors to Civitas’ diverse, eight-member Board.

How We Evaluate Our Operations

We use various financial and operational metrics to assess the performance of our operations, including:

•Sources of revenue;
•Sales volumes;
•Realized prices on the sale of oil, natural gas and NGL, including the effect of our commodity derivative contracts;
•Lease operating expenses;
•Capital expenditures;
•Adjusted EBITDAX (a non-GAAP measure);
•Free cash flow (a non-GAAP measure); and
•Combined Predecessor period January 1, 2021 to January 20, 2021 and Successor period January 21, 2021 to March 31, 2021 (a non-GAAP measure) for comparison purposes in MD&A.
Sources of Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs that are extracted from our natural gas during processing. Our oil, natural gas and NGL revenues do not include the effects of derivatives. For the combined three months ended March 31, 2021, our revenues were derived 44% from oil sales, 43% from natural gas sales and 13% from NGL sales. For the three months ended March 31, 2020, our revenues were derived 75% from oil sales, 14% from natural gas sales and 11% from NGL sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Sales Volumes

The following table presents historical sales volumes for the periods indicated:

	Successor	Predecessor	Non-GAAP	Predecessor
	For the Period from January 21 through March 31,	For the Period from January 1 through January 20,	Combined Three Months Ended March 31,	For the Three Months Ended March 31,
	2021	2021	2021	2020
Oil (MBbl)	1,792	546	2,338	3,504
Natural gas (MMcf)	11,364	3,412	14,776	19,003
NGL (MBbl)	1,268	376	1,644	1,906
Total (MBoe)	4,953	1,492	6,445	8,576
Average net sales (BOE/d)	70,757	74,600	71,602	94,247

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

Realized Prices on the Sale of Oil, Natural Gas and NGL

Our results of operations depend upon many factors, particularly the price of oil, natural gas and NGL and our ability to market our production effectively. Oil, natural gas and NGL prices are among the most volatile of all commodity prices. For example, during the period from January 1, 2014 to March 31, 2021, NYMEX West Texas Intermediate (“WTI”) oil prices ranged from a high of $107.26 per Bbl to a low of negative $37.63 per Bbl. Average daily prices for NYMEX Henry Hub gas ranged from a high of $6.15 per MMBtu to a low of $1.48 per MMBtu during the same period. Fluctuations in the price of oil and natural gas occurring during 2015, 2019, 2020 and 2021 are due to a combination of factors including increased U.S. supply, global economic concerns stemming from COVID-19, the price war between Russia and OPEC+, and the 2021 Texas Power crisis. These price fluctuations can have a material impact on our financial results and capital expenditures.

Oil pricing is predominantly driven by fluctuations in supply and demand, including as a result of production and storage capacity, financial markets, and geopolitical factors. The NYMEX WTI futures price is a widely used benchmark in the pricing of domestic and imported oil in the United States. The actual prices realized from the sale of oil differ from the quoted NYMEX WTI price as a result of quality and location differentials. In the DJ Basin, oil is sold under various purchase contracts with monthly pricing provisions based on NYMEX pricing, adjusted for differentials.

Natural gas prices vary by region and locality, depending upon the distance to markets, availability of pipeline capacity and supply and demand relationships in that region or locality. The NYMEX Henry Hub price of natural gas is a widely used benchmark for the pricing of natural gas in the United States. Similar to oil, the actual prices realized from the sale of natural gas differ from the quoted NYMEX Henry Hub price as a result of quality and location differentials. For example, wet natural gas with a high Btu content sells at a premium to dry natural gas with a low Btu content because it yields a greater quantity of NGL. Location differentials to NYMEX Henry Hub prices result from variances in transportation costs based on the natural gas’ proximity to the major consuming markets to which it is ultimately delivered. Also affecting the differential is the processing fee deduction retained by the natural gas processing plant, generally in the form of percentage of proceeds. The price we receive for our natural gas produced in the DJ Basin is based on CIG prices, adjusted for certain deductions.

Our price for NGL produced in the DJ Basin is based on a combination of prices from the Conway hub in Kansas and Mont Belvieu in Texas where this production is marketed.

The following table provides the high and low prices for NYMEX WTI and NYMEX Henry Hub prompt month contract prices and our differential to the average of those benchmark prices for the periods indicated. The differential varies, but our oil, natural gas and NGLs normally sell at a discount to the NYMEX WTI and NYMEX Henry Hub price, as applicable.

	For the Three Months Ended
	March 31,
	2021	2020
Oil
NYMEX WTI High ($/Bbl)	$66.09	$63.27
NYMEX WTI Low ($/Bbl)	$47.62	$20.09
NYMEX WTI Average ($/Bbl)	$58.14	$45.78
Average Realized Price ($/Bbl)(1)	$54.61	$35.45
Average Realized Price, with derivative settlements ($/Bbl)(1)	$49.94	$45.50
Average Realized Price as a % of Average NYMEX WTI	93.9%	77.4%
Differential ($/Bbl) to Average NYMEX WTI(2)(3)	$(3.53)	$(7.91)
Natural Gas
NYMEX Henry Hub High ($/MMBtu)	$3.22	$2.20
NYMEX Henry Hub Low ($/MMBtu)	$2.45	$1.60
NYMEX Henry Hub Average ($/MMBtu)	$2.72	$1.87
NYMEX Henry Hub Average converted to a $/Mcf basis(4)	$2.99	$2.06
Average Realized Price ($/Mcf)(5)	$8.47	$1.17
Average Realized Price, with derivative settlements ($/Mcf)(5)	$8.49	$1.39
Average Realized Price as a % of Average NYMEX Henry Hub(4)(5)	283.3%	56.8%
Differential ($/Mcf) to Average NYMEX Henry Hub(4)(5)	$5.48	$(0.89)
NGL
Average Realized Price ($/Bbl)(5)	$24.12	$9.02
Average Realized Price as a % of Average NYMEX WTI(5)	41.5%	19.7%
BOE
Average Realized Price per BOE(1)	$45.38	$19.09
Average Realized Price per BOE with derivative settlements	$43.73	$23.67
(1)Includes non-cash amounts allocated to a satisfied performance obligation, recognized within oil sales for the three months ended March 31, 2020, pursuant to ASC 606, Revenue Recognition.
(2)Excludes non-cash amounts allocated to a satisfied performance obligation, recognized within oil sales for the three months ended March 31, 2020, pursuant to ASC 606, Revenue Recognition.
(3) During the first quarter of 2021, our renegotiated crude oil midstream contract was effective as of March 1, 2021, which resulted in a change in the accounting treatment under ASC 606. As a result, the crude oil differential is not reflective of our differential going forward.
(4) Based on the difference between our average realized price and the NYMEX Henry Hub Average as converted into Mcf using a conversion factor of 1.1 to 1.
(5) During the first quarter of 2021, a large portion of our gas and NGL contracts were subject to daily prices versus a monthly average price. As a result, our realized prices benefited from several days of severe cold during February 2021.

Derivative Arrangements

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in commodity prices, from time to time, we enter into derivative arrangements for our oil and natural gas production. By removing a significant portion of price volatility associated with our oil and natural gas production, we believe we will mitigate, but not eliminate, the potential negative effects of reductions in oil and natural gas prices on our cash flow from operations for those periods. However, in a portion of our current positions, our hedging activity may also reduce our ability to benefit from increases in oil and natural gas prices. We will sustain losses to the extent our derivatives contract prices are lower than market prices and, conversely, we will realize gains to the extent our derivatives contract prices are higher than market prices. In certain circumstances, we may choose to restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts.
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
The hedge prices will depend on the commodity price environment at the time at which those hedge transactions are entered. In the current commodity price environment, our ability to enter into derivative arrangements at favorable prices may be limited.

For a description of our derivative instruments that we utilize and a summary of our commodity derivative contracts as of March 31, 2021, please see Note 5—Commodity Derivative Instruments in Part I, Item 1. Financial Information of this Quarterly Report.

The following table summarizes our historical derivative positions and the settlement amounts for each of the periods indicated:

	Successor	Predecessor	Predecessor
	For the Period from January 21 through March 31,	For the Period from January 1 through January 20,	For the Three Months Ended March 31,
	2021	2021	2020
NYMEX WTI Crude Swaps:
Notional volume (Bbl)	1,489,700	—	225,000
Weighted average fixed price ($/Bbl)	$50.34	$—	$60.13
NYMEX WTI Crude Purchased Puts:
Notional volume (Bbl)	—	—	3,650,000
Weighted average purchased put price ($/Bbl)	$—	$—	$54.79
NYMEX WTI Crude Purchased Calls:
Notional volume (Bbl)	—	—	600,000
Weighted average purchased call price ($/Bbl)	$—	$—	$68.05
NYMEX WTI Crude Sold Calls:
Notional volume (Bbl)	—	—	3,650,000
Weighted average sold call price ($/Bbl)	$—	$—	$63.34
NYMEX WTI Crude Sold Puts:
Notional volume (Bbl)	—	—	3,700,000
Weighted average sold put price ($/Bbl)	$—	$—	$44.01
NYMEX HH Natural Gas Swaps:
Notional volume (MMBtu)	3,246,850	—	8,400,000
Weighted average fixed price ($/MMBtu)	$2.94	$—	$2.76
NYMEX HH Natural Gas Purchased Puts:
Notional volume (MMBtu)	—	—	600,000
Weighted average purchased put price ($/MMBtu)	$—	$—	$2.90
NYMEX HH Natural Gas Sold Calls:
Notional volume (MMBtu)	—	—	600,000
Weighted average sold call price ($/MMBtu)	$—	$—	$3.48
CIG Basis Gas Swaps:
Notional volume (MMBtu)	—	—	11,400,000
Weighted average fixed basis price ($/MMBtu)	$—	$—	$(0.61)
Total Amounts Received/(Paid) from Settlement (in thousands)	$(10,633)	$—	$39,295
Cash provided by (used in) changes in Accounts Receivable and Accounts Payable related to Commodity Derivatives	$5,608	$542	$(14,363)
Settlements on Commodity Derivatives per Condensed Consolidated Statements of Cash Flows	$(5,025)	$542	$24,932

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

Capital Expenditures

For the combined three months ended March 31, 2021, we incurred approximately $31.5 million in drilling and completion capital expenditures. For the combined three months ended March 31, 2021, we drilled 11 gross (6.1 net) wells with an average lateral length of approximately 2.2 miles and completed 15 gross (10.5 net) wells with an average lateral length of approximately 2.1 miles. We did not turn any wells to sales during the combined three months ended March 31, 2021. In addition, we incurred approximately $1.2 million of leasehold and surface acreage additions.

Adjusted EBITDAX

Adjusted EBITDAX is not a measure of net income (loss) as determined by GAAP. Adjusted EBITDAX is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDAX as net income (loss) adjusted for certain cash and non-cash items shown in the table below, which presents a reconciliation of Adjusted EBITDAX to the GAAP financial measure of net income (loss) for each of the periods indicated (in thousands).

	Successor	Predecessor	Non-GAAP	Predecessor
	For the Period from January 21 through March 31,	For the Period from January 1 through January 20,	Combined Three Months Ended March 31,	For the Three Months Ended March 31,
	2021	2021	2021	2020
Reconciliation of Net Income to Adjusted EBITDAX:
Net income	$88,554	$870,970	$959,524	$9,037
Add back:
Depletion, depreciation, amortization and accretion	38,575	16,133	54,708	76,051
Impairment of long-lived assets	—	—	—	775
Other operating expenses	3,890	1,107	4,997	52,575
Exploration and abandonment expenses	759	316	1,075	112,480
(Gain) loss on commodity derivatives	28,487	12,586	41,073	(263,015)
Settlements on commodity derivative instruments	(10,633)	—	(10,633)	39,295
Stock-based compensation expense	2,174	302	2,476	—
Amortization of debt issuance costs	452	113	565	1,242
Interest expense	2,582	1,421	4,003	20,116
Income tax expense	23,325	—	23,325	2,200
Loss on deconsolidation of Elevation Midstream, LLC	—	—	—	73,139
Reorganization items, net	—	(873,908)	(873,908)	—
Adjusted EBITDAX	$178,165	$29,040	$207,205	$123,895

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

Free Cash Flow

Our Free Cash Flow is not a measure of net income (loss) as determined by GAAP. We define Free Cash Flow as Discretionary Cash Flow (non-GAAP) less Adjusted Cash Flow used in Investing (non-GAAP) adjusted for Other Non-Recurring Adjustments (non-GAAP). Discretionary Cash Flow is defined as net cash provided by operating activities (GAAP) before changes in working capital accounts (current assets and liabilities). Adjusted Cash Flow used in Investing is defined as cash flow used in investing activities (GAAP) adjusted for changes in accounts payable and accrued liabilities related to capital expenditures.

Free Cash Flow is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Free Cash Flow can provide additional transparency into the drivers of trends in our operating cash flows, such as production, realized sales prices and operating costs, as it disregards the timing of settlement of operating assets and liabilities. We believe Free Cash Flow provides additional information that may be useful in an analysis of our ability to generate cash to fund exploration and development activities and to return capital to stockholders.

The following tables present a reconciliation of Discretionary Cash Flow and Free Cash Flow to the GAAP financial measure of net cash provided by operating activities for each of the periods indicated.

	Successor	Predecessor	Non-GAAP
	For the Period from January 21 through March 31,	For the Period from January 1 through January 20,	Combined Three Months Ended March 31,
	2021	2021	2021
Cash Flow from Operating Activities
Net cash provided by operating activities	$149,108	$15,346	$164,454
Changes in current assets and liabilities	6,772	(17,089)	(10,317)
Discretionary Cash Flow	155,880	(1,743)	154,137
Cash Flow from Investing Activities
Net cash used in investing activities	(22,699)	(9,120)	(31,819)
Change in accounts payable and accrued liabilities related to capital expenditures	(872)	(1,442)	(2,314)
Adjusted Cash Flow used in Investing	(23,571)	(10,562)	(34,133)
Free Cash Flow	$132,309	$(12,305)	$120,004

	Predecessor
	Upstream	Midstream	Consolidated
	For the Three Months Ended
	March 31, 2020
Cash Flow from Operating Activities
Net cash provided by operating activities	$144,219	$2,880	$147,099
Changes in current assets and liabilities	(101,047)	(1,907)	(102,954)
Discretionary Cash Flow	43,172	973	44,145
Cash Flow from Investing Activities
Net cash used in investing activities	(133,863)	(5,840)	(139,703)
Change in accounts payable and accrued liabilities related to capital expenditures	(10,477)	2,210	(8,267)
Adjusted Cash Flow used in Investing	(144,340)	(3,630)	(147,970)
Other Non-Recurring Adjustments(1)	1,170	—	1,170
Free Cash Flow	$(99,998)	$(2,657)	$(102,655)
_______________________
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

Items Affecting the Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:
•Upon emerging from bankruptcy on January 20, 2021, we recorded our consolidated balance sheet accounts at fair value. See Note 3—Fresh Start Reporting in Part I, Item 1. Financial Information of this Quarterly Report. Now, the Successor period January 21, 2021 to March 31, 2021 is less comparable to the Predecessor period from January 1, 2021 to January 20, 2021 and in relation to the first quarter of 2020. We illustrate this lack of comparability by using a black line in tables to separate Predecessor Company amounts from Successor Company amounts. We overcome this lack of comparability by combining the Predecessor and Successor periods so they can be viewed in relation to the first quarter of 2020.
•During the Chapter 11 Cases, our financial results were volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impacted our financial results. For the combined three months ended March 31, 2021, prior to emergence, we realized an $873.9 million reorganization items gain. As a result, our historical financial performance is likely not indicative of financial performance after the date of the bankruptcy filing. Despite the Company’s emergence from the Chapter 11 Cases, claim assessments will continue for the foreseeable future.
•For the combined three months ended March 31, 2021 compared to the three months ended March 31, 2020, exploration and abandonment expenses decreased primarily due to the abandonment of $106.9 million in unproved properties during the three months ended March 31, 2020. There were no abandoned properties for the three months ended March 31, 2021 as we had recently emerged from bankruptcy where we revalued our oil and gas properties. See Note 3—Fresh Start Reporting in Part I, Item 1. Financial Information of this Quarterly Report for information related to our asset and liability values upon emergence.
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

The following table provides a summary of our sales volumes, average prices and operating expenses on a per BOE basis for the periods indicated:

	Successor	Predecessor	Non-GAAP	Predecessor
	For the Period from January 21 through March 31,	For the Period from January 1 through January 20,	For the Combined Three Months Ended March 31,	For the Three Months Ended March 31,
	2021	2021	2021	2020
Sales (MBoe):(1)	4,953	1,492	6,445	8,576
Oil sales (MBbl)	1,792	546	2,338	3,504
Natural gas sales (MMcf)	11,364	3,412	14,776	19,003
NGL sales (MBbl)	1,268	376	1,644	1,906
Sales (BOE/d):(1)	70,757	74,600	71,602	94,247
Oil sales (Bbl/d)	25,597	27,312	25,978	38,502
Natural gas sales (Mcf/d)	162,346	170,588	164,175	208,819
NGL sales (Bbl/d)	18,109	18,820	18,261	20,942
Average sales prices:(2)
Oil sales (per Bbl)(3)	$56.12	$49.68	$54.61	$35.45
Oil sales with derivative settlements (per Bbl)(3)	50.02	49.68	49.94	45.50
Natural gas sales (per Mcf)(4)	10.33	2.29	8.47	1.17
Natural gas sales with derivative settlements (Mcf)(4)	10.35	2.29	8.49	1.39
NGL sales (per Bbl)(4)	24.90	21.52	24.12	9.02
Average price (per BOE)(4)(3)	50.36	28.85	45.38	19.09
Average price with derivative settlements (per BOE)(4)(3)	48.21	28.85	43.73	23.67
Expense per BOE:
Lease operating expenses	$2.15	$1.71	$2.05	$3.54
Transportation and gathering	4.68	4.19	4.57	2.66
Production taxes	4.33	2.21	3.84	1.57
Exploration and abandonment expenses	0.15	0.21	0.17	13.11
Depletion, depreciation, amortization and accretion	7.79	10.81	8.49	8.87
General and administrative expenses	1.52	1.48	1.51	1.24
Cash general and administrative expenses(5)	1.08	1.28	1.13	1.24
Stock-based compensation	0.44	0.20	0.38	—
Total operating expenses per BOE(6)	$20.62	$20.61	$20.63	$30.99

Production taxes as a percentage of revenue	8.6%	7.7%	8.5%	8.1%
____________________
(1) One BOE is equal to six Mcf of natural gas or one Bbl of oil or NGL based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.
(2) Average prices shown in the table reflect prices both before and after the effects of our settlements of our commodity derivative contracts. Our calculation of such effects includes both gains and losses on settlements for commodity derivatives on swaps that settled during the period.
(3) Includes non-cash amounts allocated to a satisfied performance obligation, recognized within oil sales for the Predecessor three months ended March 31, 2020, pursuant to ASC 606, Revenue Recognition.
(4) During the first quarter of 2021, a large portion of our gas and NGL contracts were subject to daily prices versus a monthly average price. As a result, our realized prices benefited from several days of severe cold during February 2021.
(5) Cash general and administrative expenses for the Predecessor three months ended March 31, 2020 includes expense of $2.2 million related to the terms of a separation agreement with one former executive officer. Excluding this one-time expense results in cash general and administrative expense per BOE of $0.97 for the Predecessor three months ended March 31, 2020.
(6) Excludes impairment of long-lived assets and other operating expenses.

Combined Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Oil sales revenues. Crude oil sales revenues increased by $3.5 million to $127.7 million for the combined three months ended March 31, 2021 as compared to crude oil sales of $124.2 million for the three months ended March 31, 2020. An increase in crude oil prices contributed a $44.8 million positive impact, and a decrease in sales volumes between these periods contributed a $41.3 million negative impact.

For the combined three months ended March 31, 2021, our crude oil sales averaged 26.0 MBbl/d. Our crude oil sales volume decreased by 1,166 to 2,338 MBbl for the combined three months ended March 31, 2021 compared to 3,504 MBbl for the three months ended March 31, 2020. The volume decrease is primarily due to the natural decline of our existing properties, partially offset by an increase in production from the completion of 32 gross wells from April 1, 2020 to March 31, 2021.

The average price we realized on the sale of crude oil was $54.61 per Bbl for the combined three months ended March 31, 2021 compared to $35.45 per Bbl for the three months ended March 31, 2020. For the three months ended March 31, 2020, crude oil revenue decreased $8.5 million due to the contract term impacting the amount of consideration that can be included in the transaction price, which reduced oil sales revenue pursuant to ASC 606. For the combined three months ended March 31, 2021, no such decrease in crude oil revenue was recorded.

Natural gas sales revenues. Natural gas sales revenues increased by $102.8 million to $125.1 million for the combined three months ended March 31, 2021 as compared to natural gas sales revenues of $22.3 million for the three months ended March 31, 2020. An increase in natural gas prices contributed a $107.8 million positive impact, while a decrease in sales volumes between these periods contributed a $5.0 million negative impact. During the first quarter of 2021, a large portion of our gas and NGL contracts were subject to daily prices versus a monthly average price. As a result, our realized prices benefited from several days of severe cold during February 2021.

For the combined three months ended March 31, 2021, our natural gas sales averaged 164.2 MMcf/d. Natural gas sales volumes decreased by 4,227 to 14,776 MMcf for the combined three months ended March 31, 2021 as compared to 19,003 MMcf for the three months ended March 31, 2020. The volume decrease is primarily due to the natural decline on existing producing properties, partially offset by the completion of 32 gross wells from April 1, 2020 to March 31, 2021.

The average price we realized on the sale of our natural gas was $8.47 per Mcf for the combined three months ended March 31, 2021 compared to $1.17 per Mcf for the three months ended March 31, 2020, primarily due to an increase in demand in February 2021 due to multiple days of severe cold as compared to the three months ending March 31, 2020.

NGL sales revenues. NGL sales revenues increased by $22.5 million to $39.7 million for the combined three months ended March 31, 2021 as compared to NGL sales revenues of $17.2 million for the three months ended March 31, 2020. A decrease in sales volumes between these periods contributed a $2.5 million negative impact, while an increase in price contributed a $25.0 million positive impact.

For the combined three months ended March 31, 2021, our NGL sales averaged 18.3 MBbl/d. NGL sales volumes decreased by 262 to 1,644 MBbl for the combined three months ended March 31, 2021 as compared to 1,906 MBbl for the three months ended March 31, 2020. The volume decrease is primarily due to the natural decline on existing producing properties, partially offset by the completion of 32 gross wells from April 1, 2020 to March 31, 2021. Our NGL sales are directly associated with our natural gas sales because our natural gas volumes are processed by third parties for both residue natural gas sales and NGL sales.

The average price we realized on the sale of our NGL was $24.12 per Bbl for the combined three months ended March 31, 2021 compared to $9.02 per Bbl for the three months ended March 31, 2020, primarily due to an increase in demand in February 2021 due to multiple days of severe cold as compared to the three months ending March 31, 2020.

Lease operating expenses (“LOE”). Our LOE decreased by $17.2 million to $13.2 million for the combined three months ended March 31, 2021, from $30.4 million for the three months ended March 31, 2020. The decrease in LOE was primarily the result of a decrease in labor, rental equipment and workover repairs in an effort to optimize our field cost structure during the combined three months ended March 31, 2021. On a per unit basis, LOE decreased to

$2.05 per BOE sold for the combined three months ended March 31, 2021 from $3.54 per BOE for the three months ended March 31, 2020.

Transportation and gathering ("T&G"). Our T&G expense increased by $6.6 million to $29.4 million for the combined three months ended March 31, 2021, from $22.8 million for the three months ended March 31, 2020. The increase in T&G was primarily due to an increase of volumes on a certain gathering system and a change in oil contracts during the combined three months ended March 31, 2021 compared to the three months ended March 31, 2020. On a per unit basis, T&G increased to $4.57 per BOE sold for the combined three months ended March 31, 2021 compared to $2.66 per BOE sold for the three months ended March 31, 2020.

Production taxes. Our production taxes increased by $11.2 million to $24.7 million for the combined three months ended March 31, 2021 as compared to $13.5 million for the three months ended March 31, 2020. The increase is primarily attributable to increased revenue as production taxes are calculated as a percentage of sales revenue. Production taxes as a percentage of sales revenue were 8.5% for the combined three months ended March 31, 2021 as compared to 8.1% for the three months ended March 31, 2020. The increase in production taxes as a percentage of sales revenue relates to an increase in the estimated ad valorem and severance tax rates and an adjustment to the estimated ad valorem tax payable for the combined three months ended March 31, 2021.

Exploration and abandonment expenses. Our exploration and abandonment expenses were $1.1 million for the combined three months ended March 31, 2021. For the three months ended March 31, 2020, we recognized $112.5 million in exploration and abandonment expenses.

Depletion, depreciation, amortization and accretion expense ("DD&A"). Our DD&A expense decreased $21.4 million to $54.7 million for the combined three months ended March 31, 2021 as compared to $76.1 million for the three months ended March 31, 2020. On a per unit basis, DD&A expense decreased to $8.49 per BOE for the combined three months ended March 31, 2021 from $8.87 per BOE for the three months ended March 31, 2020. These decreases are due to the $326.0 million downward fair value adjustment to the depletable asset base upon adoption of fresh start reporting, as well as an impairment of $208.5 million of proved oil and gas properties that occurred during 2020.

General and administrative expenses ("G&A"). General and administrative expenses decreased by $0.8 million to $9.8 million for the combined three months ended March 31, 2021 as compared to $10.6 million for the three months ended March 31, 2020. This decrease is primarily due to reductions of workforce during 2020 and a decrease in stock-based compensation expense recognized for the combined three months ended March 31, 2021 compared to the three months ended March 31, 2020. On a per unit basis, G&A expense increased to $1.51 per BOE sold for the combined three months ended March 31, 2021 from $1.24 per BOE sold for the three months ended March 31, 2020.

Our G&A expenses for the three months ended March 31, 2020 includes $2.2 million related to the terms of a separation agreement with a former executive officer. No expenses of this nature were incurred during the combined three months ended March 31, 2021.

Our G&A expenses include the non-cash expense for stock-based compensation for equity awards granted to our employees and directors. For the combined three months ended March 31, 2021, there was $2.5 million of stock-based compensation expense. For the three months ended March 31, 2020, there was no stock-based compensation expense primarily as a result of a true-up related to forfeitures in connection with the workforce reduction in February 2020.

Other operating expenses. Other operating expenses decreased by $51.5 million to $5.0 million for the combined three months ended March 31, 2021 as compared to $56.5 million for the three months ended March 31, 2020. This decrease is primarily due to a decrease in litigation expense of $46.6 million and a decrease in restructuring expenses of $2.1 million, partially offset by an increase in early termination penalties of $0.4 million, and an increase in production tax interest expense of $0.7 million. Also included in the decrease is $3.9 million of midstream operating expenses incurred during the first quarter of 2020, but not during the first quarter of 2021.

Commodity derivative gain (loss). Primarily due to the increase in NYMEX crude oil future prices at March 31, 2021 as compared to December 31, 2020 and change in fair value from the execution of new positions, we incurred a net loss on our commodity derivatives of $41.1 million for the combined three months ended March 31, 2021. Primarily due to the decrease in NYMEX crude oil futures prices at March 31, 2020 as compared to December 31, 2019 and change in fair value from the execution of new positions, we incurred a net gain on our commodity derivatives of $263.0 million for the three months ended March 31, 2020. These gains and losses are a result of our hedging program, which is used to mitigate our exposure to commodity price fluctuations. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program in the future. Therefore, we expect our net income (loss) to reflect the volatility of commodity price forward markets. Our cash flow will only be affected upon settlement of the transactions at the current market prices at that time. During the combined three months ended March 31, 2021, we paid commodity derivatives totaling $10.6 million. During the three months ended March 31, 2020, we received settlements of commodity derivatives totaling $39.3 million.

Reorganization items, net. Due to the commencement of the Chapter 11 Cases during the second quarter of 2020, we have incurred significant costs associated with our reorganization, primarily from damages for rejected or settled contracts and legal and professional fees. For the Predecessor period from January 1, 2021 to January 20, 2021, we recognized a $873.9 million gain in reorganization items due to emergence from bankruptcy and a gain on settlement of liabilities subject to compromise. No reorganization gain or loss was recognized during the first quarter of 2020.

Interest expense. Interest expense consists of interest expense on our long-term debt and amortization of debt issuance costs, net of capitalized interest. For the combined three months ended March 31, 2021, we recognized interest expense of $4.6 million as compared to $21.4 million for the three months ended March 31, 2020. Upon filing its petition for Chapter 11, we ceased accruing interest expense on our 2024 and 2026 Senior Notes. We had outstanding debt of $93.7 million as of March 31, 2021. Average debt outstanding for the period from January 1 through January 20, 2021 and for the three months ended March 31, 2020 was approximately $560 million and $1.6 billion, respectively.

We incurred interest expense for the combined three months ended March 31, 2021 of $4.2 million related to our RBL Credit Facility, Prior Credit Facility and DIP Credit Facility. We incurred interest expense for the three months ended March 31, 2020 of approximately $22.3 million related to our Prior Credit Facility, our 2024 Senior Notes, and our 2026 Senior Notes. Also included in interest expense for the combined three months ended March 31, 2021 and the three months ended March 31, 2020 was the amortization of debt issuance costs of $0.6 million and $1.2 million, respectively. For the combined three months ended March 31, 2021 and the three months ended March 31, 2020, we capitalized interest expense of $0.2 million and $2.2 million, respectively.

Income tax expense. We recorded $23.3 million income tax expense for the combined three months ended March 31, 2021 and $2.2 million of income tax expense for the three months ended March 31, 2020. This resulted in an effective tax rate of approximately 20.85% and 19.60% for the combined three months ended March 31, 2021 and 2020, respectively. Our effective tax rate for the three months ended March 31, 2021 and 2020 differs from the U.S. statutory income tax rates of 21.0% primarily due to the effects of state income taxes, estimated taxable permanent differences, and valuation allowance.

Gathering and facilities segment. Prior to March 31, 2020, we had two operating segments, (i) the exploration, development and production of oil, natural gas and NGL (the "exploration and production segment") and (ii) the construction, operation and support of midstream assets to gather and process crude oil and gas production (the "gathering and facilities segment"). Please see Note 1—Business and Organization — Deconsolidation of Elevation Midstream, LLC in our December 31, 2020 Annual Report on Form 10-K for further information. After March 31, 2020, Extraction began reporting as a single reportable segment.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources

Please see Note 1—Business and Organization—Voluntary Reorganization under Chapter 11 of the Bankruptcy Code in Part I, Item I, Financial Information of this Quarterly Report for information regarding our capital structure following emergence from bankruptcy on January 20, 2021.

Historically, our primary sources of liquidity have been borrowings under our credit facilities, proceeds from securities offerings and cash proceeds from divestitures of our oil and gas properties and from the sale of oil, gas and

NGL production. During the first quarter of 2021, our primary sources of liquidity came from issuing New Common Stock and our new RBL Credit Facility. Our primary use of capital has been for the development of our oil and gas properties.

As of March 31, 2021, our RBL Credit Facility borrowings were $93.7 million. Our total available liquidity as of March 31, 2021 consisted of unrestricted cash on hand of $38.4 million and $405.8 million of availability on the RBL Credit Facility. As of the date of this filing, we had drawn $153.7 million on the RBL Credit Facility and total funds available for borrowing under our RBL Credit Facility, after giving effect to an aggregate of $0.5 million of undrawn letters of credit, were $345.8 million. With available borrowings under our RBL Credit Facility and cash flow from operations, we believe we have sufficient sources of cash to meet our obligations for the next twelve months.

We enter into hedging arrangements to reduce the impact of commodity price volatility on our cash flow from operations, or alternatively, we may decide to unwind or restructure the hedging arrangements into which we previously entered. The RBL Credit Agreement requires us to maintain commodity hedges covering a minimum of 65% of our anticipated oil and gas production from PDP reserves for the succeeding twelve months and 50% of our anticipated oil and gas production from PDP reserves for the next succeeding twelve months.

Material Cash Requirements

Our material short-term cash requirements include payments under our short-term lease agreements, recurring payroll and benefits obligations for our employees, capital and operating expenditures and other working capital needs. Working capital, defined as total current assets less total current liabilities, fluctuates depending on commodity pricing and effective management of receivables from our purchasers and working interest partners and payables to our vendors. As commodity prices improve, our working capital requirements may increase as we spend additional capital, increase production and pay larger settlements on our outstanding commodity hedge contracts.

Our long-term material cash requirements from currently known obligations include repayment of outstanding borrowings and interest payment obligations under our RBL Credit Facility, settlements on our outstanding commodity hedge contracts, future obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, and operating lease obligations. The following table summarizes our estimated material cash requirements for known obligations as of March 31, 2021 (in thousands). This table does not include repayments of outstanding borrowings on our RBL Credit Facility, or the associated interest payments, as the timing and amount of borrowings and repayments cannot be forecasted with certainty and are based on working capital requirements, commodity prices and acquisition and divestiture activity, among other factors. This table also does not include amounts payable under obligations where we cannot forecast with certainty the amount and timing of such payments, including any amounts we may be obligated to pay under our derivative contracts, as such payments are dependent on commodity prices in effect at the time of settlement.

	Payments Due by Period
Material Cash Requirements	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Asset retirement obligations(1)	$88,067	$9,942	$44,630	$15,173	$18,322
Operating leases(2)	7,441	4,235	3,206	—	—
Total	$95,508	$14,177	$47,836	$15,173	$18,322
___________________
(1) Asset retirement obligations represent the present value of estimated amounts expected to be incurred in the future to plug and abandon oil and gas wells, remediate oil and gas properties and dismantle their related plants and facilities.
(2) We have operating leases for certain compressors, office facilities and equipment. The obligations reported above represent our minimum financial commitments pursuant to the terms of these contracts, however our actual expenditures under these contracts may exceed the minimum commitments presented above. Refer to the “Leases” footnote in the notes to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020 for more information.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Successor	Predecessor
	For the Period from January 21 through March 31,	For the Period from January 1 through January 20,	For the Three Months Ended March 31,
	2021	2021	2020
Net cash provided by operating activities	$149,108	$15,346	$147,099
Net cash used in investing activities	(22,699)	(9,120)	(139,703)
Net cash used in financing activities	(173,000)	(101,454)	(57)

Net cash provided by operating activities

Net cash provided by operating activities for the 2021 Successor period consisted of cash receipts and disbursements attributable to our normal operating cycle. The 2021 Predecessor period contained reorganization costs along with our normal operating receipts and disbursements. Net cash provided by operating activities for the 2020 Predecessor period was primarily comprised of settlements on commodity derivatives of $24.9 million and collections on accounts receivable related to oil, natural gas and NGLs of $66.3 million.

Net cash used in investing activities
Expenditures for the development of oil and natural gas properties, as well as a de minimis amount for additions to other property and equipment, were the sole uses of our capital resources in both the Successor and Predecessor periods in 2021. For the 2020 Predecessor period, we spent $143.0 million on the exploration, development and acquisition of oil and gas properties, partially offset by $4.2 million of net reimbursements for gathering systems and facilities additions.

Net cash used in financing activities
Net cash used in financing activities for the 2021 Successor period consisted primarily of repayments under our RBL Credit Facility. Net cash used in financing activities for the 2021 Predecessor period consisted primarily of net repayments on our then-existing long-term debt of $295.6 million, partially offset by $200.5 million of proceeds from the issuance of the Successor Company’s New Common Stock.

Working Capital

Working capital is defined as total current assets less total current liabilities. Our working capital deficit was $238.5 million and $369.4 million at March 31, 2021 and December 31, 2020, respectively. However, as of December 31, 2020, our current liabilities in the amount of $279.6 million were classified as “Liabilities Subject to Compromise” (excluding approximately $1.8 billion of debt, accrued interest, damages for rejected and settled contracts and other). Our unrestricted cash balances totaled $38.4 million and $205.9 million at March 31, 2021 and December 31, 2020, respectively. We also had $25.6 million in restricted cash as of March 31, 2021.

Due to amounts that we incur related to our drilling and completion program and the timing of such expenditures, we may incur working capital deficits in the future. We expect that our cash flows from operating activities and availability under our RBL Credit Facility will be sufficient to fund our working capital needs. We expect that our pace of development, production volumes, realized prices for our oil, natural gas and NGL production will be the largest variables affecting our working capital.

Debt Arrangements

For details of our RBL Credit Facility, please see Note 4—Long-Term Debt in Part I, Item 1. Financial Information of this Quarterly Report.

Equity Arrangements

For details of our equity arrangements, please see Note 10—Equity in Part I, Item 1. Financial Information of this Quarterly Report.

Critical Accounting Policies and Estimates

Effective June 14, 2020 for the Predecessor Company, as a result of the filing of the Chapter 11 Cases, we began accounting and reporting according to ASC 852—Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions associated with the reorganization separate from activities related to ongoing operations of the business. ASC 852 did not apply to the Successor Company.

There were no other material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

Please see Note 2—Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements in Part 1, Item 1 of this Quarterly Report for a detailed list of recent accounting pronouncements.

Impact of Inflation/Deflation and Pricing

All of our transactions are denominated in U.S. dollars. Typically, as prices for oil and natural gas increase, associated costs rise. Conversely, as prices for oil and natural gas decrease, costs decline. Cost declines tend to lag and may not adjust downward in proportion to declining commodity prices. Historically, field-level prices received for our oil and natural gas production have been volatile. During the three months ended March 31, 2020, commodity prices decreased. During the combined three months ended March 31, 2021, commodity prices increased during the quarter and compared to the same period in 2020. Changes in commodity prices impact our revenues, estimates of reserves, assessments of any impairment of oil and natural gas properties, as well as values of properties being acquired or sold. Price changes have the potential to affect our ability to raise capital, borrow money, and retain personnel.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have material off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can found in Note 12—Commitments and Contingencies — Litigation and Legal Items in Part I, Item 1. Financial Information in this Quarterly Report.

ITEM 1A. RISK FACTORS

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under Item 1A "Risk Factors," included in our Annual Report on Form 10-K filed with the SEC on March 18, 2021. The risks described in our annual and quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding our unregistered sales of equity securities can found in Note 1 — Business and Organization — Voluntary Reorganization under Chapter 11 of the Bankruptcy Code in Part I, Item 1. Financial Information in this Quarterly Report.

The 974,056 shares of New Common Stock issued on February 4, 2021 was issued pursuant to the exemption from the registration requirements of the Securities Act, under Section 1145 of the Bankruptcy Code.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)    Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this report, and such Exhibit Index is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit #	Description
2.1
Agreement and Plan of Merger, dated October 17, 2016, by and between Extraction Oil & Gas, Inc. and Extraction Oil & Gas Holdings, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on October 21, 2016).

2.2
Sixth Amended Joint Plan of Reorganization of Extraction Oil & Gas, Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 30, 2020).

2.3
Agreement and Plan of Merger, dated as of May 9, 2021, by and among Bonanza Creek Energy, Inc., Raptor Eagle Merger Sub, Inc. and Extraction Oil & Gas, Inc.(incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on May 10, 2021).

3.1
Amended and Restated Certificate of Incorporation of Extraction Oil & Gas, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

3.2
Amended and Restated Bylaws of Extraction Oil & Gas, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

10.1
RBL Credit Agreement dated as of January 20, 2021, among Extraction Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

10.2
Registration Rights Agreement dated as of January 20, 2021, by and among Extraction Oil & Gas, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†10.3
Tranche A Warrant Agreement dated as of January 20, 2021, between Extraction Oil & Gas, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†10.4
Tranche B Warrant Agreement dated as of January 20, 2021, between Extraction Oil & Gas, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).
†10.6
Extraction Oil & Gas, Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†10.7
Form of Restricted Stock Unit (RSU) Agreement (Time and Performance Vesting) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†10.8
Form of Deferred Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†10.9
Employment Agreement, dated as of January 20, 2021, by and between Extraction Oil & Gas, Inc. and Thomas B. Tyree, Jr (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†10.10
Employment Agreement, dated as of January 20, 2021, by and between Extraction Oil & Gas, Inc. and Matthew B. Owens (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†10.11
Employment Agreement, dated as of January 20, 2021, by and between Extraction Oil & Gas, Inc. and Marianella Foschi (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†10.12
Employment Agreement, dated as of January 20, 2021, by and between Extraction Oil & Gas, Inc. and Tom L. Brock (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

†10.13
Employment Agreement, dated as of January 20, 2021, by and between Extraction Oil & Gas, Inc. and Eric J. Christ (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021).

10.14
Amendment No. 1 to Credit Agreement, dated March 24, 2021, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the Lenders and as issuing lender.

10.15
Amendment No. 2 to Credit Agreement, dated May 6, 2021, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the Lenders and as issuing lender.

10.16
Voting Agreement, dated as of May 9, 2021, by and among Bonanza Creek Energy, Inc., Extraction Oil & Gas, Inc. and Kimmeridge Energy Management Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on May 10, 2021).

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

Date: May 24, 2021

Extraction Oil & Gas, Inc.

By:	/s/ Thomas B. Tyree Jr.
Thomas B. Tyree Jr.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Marianella Foschi
Marianella Foschi
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Tom L. Brock
Tom L. Brock
Chief Accounting Officer
(Principal Accounting Officer)